Form 10-Q
period 2015-06-30
ZHEN DING RESOURCES INC.
filed 2015-08-19
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

(775) 410-5287
(Registrant’s telephone number, including area code)

5976 Lingering Breeze St., Las Vegas, NV
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

63,968,798 common shares issued and outstanding as of August 14, 2015

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Zhen Ding Resources Inc.
Consolidated Financial Statements
As of June 30, 2015 and December 31, 2014 and for the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

Zhen Ding Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$23,712	$8,199
Account receivables, net of allowance for doubtful accounts	100,643	100,113
VAT receivables	175,533	174,896
Prepaid expenses and other current assets	6,691	6,663
Total current assets	306,579	289,871

Property and equipment, net of accumulated depreciation	1,769,134	1,929,820
Construction in progress	175,069	174,318

Total assets	$2,250,782	$2,394,009

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$363,310	$349,955
Accrued interest-related parties	2,185,235	1,885,345
Deferred revenues	164,283	163,779
Due to related parties	769,975	766,672
Short-term debt-related parties	3,952,269	3,825,349
Total current liabilities	7,435,072	6,991,100

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivables	(5,431)	(5,431)
Accumulated other comprehensive loss	(92,893)	(79,538)
Accumulated deficit	(16,180,182)	(15,760,155)
Total deficit attributable to Zhen Ding Resources Inc.	(3,509,234)	(3,075,852)
Non-controlling interests	(1,675,056)	(1,521,239)

Total equity (deficit)	(5,184,290)	(4,597,091)

Total liabilities and equity (deficit)	$2,250,782	$2,394,009

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$-	$180,725	$-	$180,725
Cost of revenues	-	(97,565)	-	(97,565)

Gross profit	-	83,160	-	83,160

Operating expenses:
General and administrative	49,583	99,647	111,617	222,181
Depreciation	85,447	82,670	170,447	165,993

Total operating expenses	135,030	182,317	282,064	388,174

Operating loss	(135,030)	(99,157)	(282,064)	(305,014)

Other expenses
Interest expense	(144,114)	(132,939)	(286,067)	(263,104)
Other expenses	-	(7)	-	(123)

Total expenses	(144,114)	(132,946)	(286,067)	(263,227)

Net loss	(279,144)	(232,103)	(568,131)	(568,241)

Loss attributable to non-controlling interests	72,704	60,863	148,104	157,425

Net loss attributable to Zhen Ding Resources Inc.	$(206,440)	$(171,240)	$(420,027)	$(410,816)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(279,144)	$(232,103)	$(568,131)	$(568,241)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,596)	(4,992)	(19,061)	24,777
Total comprehensive loss	(281,740)	(237,095)	(587,192)	(543,464)
Comprehensive loss attributable to non- controlling interest	73,477	62,361	153,817	149,992
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(208,263)	$(174,734)	$(433,375)	$(393,472)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(568,131)	$(568,241)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	170,447	165,993
Change in operating assets and liabilities:
Accounts receivable	(98)	2,750
VAT receivables	116	15,691
Prepaid expenses	-	(1,855)
Inventory	-	80,128
Accounts payables and accrued liabilities	10,235	25,781
Accrued interest-related parties	291,562	274,751
Deferred revenues	-	(81,400)
Net cash used in operating activities	(95,869)	(86,402)

Cash flows from investing activities
Payments for construction in progress	-	(77,921)
Net cash used in investing activities	-	(77,921)

Cash flows from financing activities
Net change in advance from related parties	-	(55,515)
Proceeds from borrowings on short-term debt – related parties	111,379	215,940
Net cash provided by financing activities	111,379	160,425

Cash Effects of Foreign currency translation	3	(37)

Net change in cash	15,513	(3,935)

Cash and cash equivalents - beginning of the period	8,199	20,554

Cash and cash equivalents - end of the period	$23,712	$16,619

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Reclassification of construction in progress to fixed assets	$-	$105,410

Non-cash effects of Foreign currency translation	$(19,064)	$24,814

Zhen Ding Resources Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business

Zhen Ding Resources Inc. (formerly Robotech Inc.) (the “Company”, “Zhen Ding DE”, or “ZDRI”) was incorporated in State of Delaware in September 1996 and began its business activities in the field of development and marketing of specialized technological equipment. In early 2010, the business direction of the Company was changed to seek opportunities from this revival and the Company began to focus particularly on searching for companies engaged in the mining of gold, silver and copper.

The Company entered into negotiations with Zhen Ding Resources Inc. (a Nevada entity) (“Zhen Ding NV”), which indirectly owns 70% of a Chinese Joint Venture entity, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV” or “JXZD”). This indirect ownership is through 100% ownership of a California company Z&W, Zhen Ding Corporation (“Z&W CA”). During 2012 and 2013, total issued and outstanding common stock of Zhen Ding NV were tendered to the Company. On October 28, 2013, the Company dissolved Zhen Ding NV by merging it into the Company.

The Company now through Zhen Ding NV’s wholly owned subsidiary, Z&W CA, participates in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company JXZD is 70% held by the Company through Z&W CA who has the mineral exploration, mineral mining and gold mining rights to a property located in the southwestern part of Anhui province in China, near the town of Jing Xian. Xinzhou Gold, the other 30% partner of JXZD is the actual named owner of the various licenses used by JXZD and transferred all rights emanating from these licenses as part of the joint venture agreement between Z&W CA and Xinzhou Gold. The Company’s primary activity, through JXZD, is ore processing and production in China.

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained elsewhere in the Registration Statement on Form S-1 with the SEC on April 17, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly subsidiaries Z&W CA and its majority owned subsidiaries JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

Use of Estimates and Assumptions

The Company prepares its financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Adjustments

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the six months ended June 30, 2015 and 2014, the Company had aggregate foreign currency translation gains (losses) of $(19,061) and $24,777, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2015, the Company had allowances of $100,349 for doubtful accounts from certain sales that occurred in August and November 2014 but had not been collected.

Inventories

Finished goods, work-in-process, and raw materials are valued at the lower of average production cost and net realizable value. The Company records the costs of ore stacked on its leach pads and in process at its production sites as heap leach ore and working process inventories measured at the lower of cost and estimated net realizable value in inventory. These costs are charged to earnings and included in cost of revenues on the basis of tons of precious mineral sold. The estimates and assumptions used in the measurement of heap leach ore and work-in-process inventories include quantities of ore stacked on leach pads, recoverable tons of precious minerals contained in ore stacked on leach pads, recoverable tons of precious minerals in the mill processing circuits and the price expected to be realized when the tons of precious minerals are recovered.

If these estimates or assumptions prove to be inaccurate, the Company could be required to write down the carrying amounts of its heap leach ore and work-in-process inventories, which would reduce the Company’s earnings and working capital.

Property and Equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Buildings	20 years
Motor vehicles	5 years
Production and office Equipment	5 years

Expenditures for normal repairs and maintenance are charged to expense as incurred.  Significant renewals and improvements are capitalized.  The costs and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company has tax losses that may be applied against future taxable income. The potential tax benefit arising from these loss carryforwards are offset by a valuation allowance due to uncertainty of profitable operations in the future.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of June 30, 2015 and 2014, due to their short-term nature.

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition

Revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received prior to the satisfaction of above criteria are deferred.

Basic and Diluted Earnings (Loss) Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For all periods presented, there were no potentially dilutive securities outstanding.

Subsequent Events

The Company evaluated events subsequent to June 30, 2015 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of June 30, 2015, the Company had accumulated losses of $16,180,182 since inception and had a working capital deficit of $7,128,493. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

As of June 30, 2015 and December 31, 2014, the Company had VAT receivables of $175,533 and $174,896, respectively. The VAT receivables are the input tax of VAT to the purchased materials and property and equipment.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014

Buildings	$1,364,641	$1,358,788
Motor Vehicles	65,649	65,368
Production and Office Equipment	1,387,500	1,379,793
Subtotal	2,817,790	2,803,949
Less: Accumulated Depreciation	(1,048,656)	(874,129)
Property and Equipment, Net	$1,769,134	$1,929,820

For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $170,447 and $165,993, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

As of June 30, 2015, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Note 6. Construction in Progress

As of June 30, 2015 and December 31, 2014, the Company had construction in progress (“CIP”) of $175,069 and $174,318, respectively.  The CIP is mainly comprised of funds spent by the Company to build an office building and a reservoir dam.

Note 7. Related Party Transactions

Accounts payables

As of June 30, 2015 and December 31, 2014, the Company had payables of $769,975 and $766,672, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2015 and December 31, 2014, the Company had short-term debt to related parties of $3,952,269 and $3,825,349, respectively. The details of the debts are described as below.

At June 30, 2015:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity

Wei De Gang	CEO & Legal person of JXZD	$2,934,352	15%	May 31, 2012	On Demand

Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	17,136	15%	January 1, 2012	On Demand

Zhou Zhi Bin	Former CEO & Legal person of JXZD	8,160	15%	January 1, 2012	On Demand

Tang Yong Hong	Manager of JXZD	351,292	15%	February 28, 2014	February 28, 2015

Yan Chun Yan	Accountant of JXZD	5,076	15%	August 31, 2014	August 31, 2015

Wen Mei Tu	President & shareholder of ZDRI	214,965	12%	Various	Various

Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand

Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014

Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 03, 2015	September 03, 2015

YYC Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000

Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand

Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Zhou Qiang	Office manager of JXZD	326,400	15%	December 18, 2012	December 18, 2015

Total		$3,952,269

At December 31, 2014:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity

Wei De Gang	CEO & Legal Person of JXZD	$2,905,515	15%	May 31, 2012	On Demand

Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	17,063	15%	January 1, 2012	On Demand

Zhou Zhi Bin	Former CEO & Legal Person of JXZD	8,125	15%	January 1, 2012	On Demand

Tang Yong Hong	Manager of JXZD	334,622	15%	February 28, 2014	February 28, 2015

Yan Chun Yan	Accountant of JXZD	3,171	15%	August 31, 2014	August 31, 2015

Wen Mei Tu	President & shareholder of ZDRI	154,965	12%	Various	Various

Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand

Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014

Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand

Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Zhou Qiang	Office manager of JXZD	325,000	15%	December 18, 2012	December 18, 2015

Total		$3,825,349

As of June 30, 2015 and December 31, 2014, the Company had accrued interest payable to the related parties of $2,185,235 and $1,885,345, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded interest expenses of $286,067 and $263,104, respectively.

Note 8. Deferred Revenues

As of June 30, 2015 and December 31, 2014, the Company had deferred revenue of $164,283 and $163,779, respectively, related to advances that the Company received from its customers.

Note 9. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Vulnerability Due to Operations in PRC

The Company’s operations in China may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective in the future.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Lithium Corporation, unless otherwise indicated.

General Overview

Zhen Ding Resources Inc (“we”, “us”, “our , “the Company”) are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Currently, our only operating company is Zhen Ding JV, which engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchases metal ore in rock form from its joint venture partner, Xinzhou Gold, which has rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Our Corporate History and Structure

Our principal office is located at Zhen Ding Resources Inc., Suite 205, 353 St. Nicolas, Montreal, Quebec H2Y 2P1.  The offices in Montreal are not under written lease but are rented through a verbal agreement, on a month to month basis, from 150206 Canada Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 1, 2013.

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 6270-9018. This office was purchased for about 300,000 RMB (approximately $50,000) in 2008 by Xinzhou Gold, and permits us its usage for an amount as yet to be negotiated.

The Company was incorporated in September 1996 as Robotech Inc., and began its business in the development and marketing of specialized technological equipment. At that time we estimated that it would require approximately $6,000,000 to realize our plans. As of the year 2003, we had not reached our financing goals and therefore abandoned that particular business plan. Since that time, we have been seeking suitable candidates for acquisition.

In the past decade there has been a world wide sharp recovery in the price and interest in precious metals, minerals and industrial commodities. Such interest has been fueled to a large degree, by the economic awakening of the two most populous nations, China and India and further bolstered by a sharp decline in the US dollar. A particular beneficiary of this revival has been the market prices of gold, silver and copper. Thus, in early 2010, the business direction of the company was changed to seek to profit from this revival and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

In January 2012, the Board of Directors, with authorization from the majority of the shareholders of the Company, made an offer to the shareholders of Zhen Ding Resources Inc., a Nevada corporation (“Zhen Ding NV”), to acquire, at the very least, the majority of their common shares, and, if available, up to 100% ownership.

Zhen Ding NV through its wholly owned subsidiary, Z&W Zhen Ding Corporation, a California corporation (“Zhen Ding CA”), has been engaged in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV”) is 70% held by Zhen Ding NV through Zhen Ding CA.  It is a common practice in China to append the name of the town or city where an enterprise is located to its legally incorporated name. Thus many documents referencing Zhen Ding JV may refer to it as Jing Xian Zhen Ding Mining Co. Ltd. Zhen Ding JV engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchases metal ore in rock form from Xinzhou Gold.

On March 8, 2012, we changed our name from Robotech, Inc. to Zhen Ding Resources Inc., in anticipation of the acquisition of Zhen Ding NV. Our trading symbol, RBTK, however remained unchanged.

During 2012, a total of 50,746,358 shares of the issued and outstanding common stock of Zhen Ding NV were tendered to the Company. On August 13, 2013, an additional 13,100,000 shares were tendered to us. Thus, as of August 13, 2013 the shareholders of Zhen Ding NV had tendered 100% of the issued and outstanding shares of common stock, representing 100% of the issued and outstanding equity of Zhen Ding NV to us.

On October 23, 2013, we issued 122,440 shares of our common stock, on a one-for-one basis, to the tendering shareholders of Zhen Ding NV making Zhen Ding NV a wholly owned subsidiary of the Company.

On October 28, 2013, we dissolved Zhen Ding NV by merging it with and into Zhen Ding DE.  As a result, Zhen Ding CA became a wholly-owned subsidiary of Zhen Ding DE.  Zhen Ding CA continues to exist as an intermediate holding company with no operations of its own, but which in turn owns our 70% interest in Zhen Ding JV.

The following illustrates our corporate and share ownership structure:

Current Operations

Presently, we are conducting our operations exclusively through Zhen Ding JV, our joint venture company. However, we continue to look for other attractive potential acquisition targets in the mining industry.

Our joint venture, Zhen Ding JV, is equipped to process ore mined by our joint venture partner Xinzhou Gold.  Zhen Ding JV purchases the ore in rock form from Xinzhou Gold and processes the ore into our final product, which is a gold, silver, lead, zinc and copper ore concentrate. We estimate that our processed product is 65-80% pure and is sold to refineries that further purify and separate the concentrate.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for the Wuxi Gold Mine operations.

We plan to resume selling processed ore concentrate as soon as possible to provide Zhen Ding JV the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.

Although we do not currently produce pure metals, it is part of our development plan to do so in the near future.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

For the three month ended June 30, 2015 we had no revenues because we had yet able to find better qulity materials for our production.  During the three months ended June 30, 2014 we had revenues of $180,725 and gross profit of $83,160.

Operating expenses decreased by 25.94% to $135,030 for the three months ended June 30, 2015 compared to $182,317 for the three months ended June 30, 2014 due to the decrease in utility, payroll and other general and administrative costs. The Company has had no production in 2015 and reduced its operating expenses.

Depreciation cost increased marginally by 3.3% to $85,447 during the three months ended June 30, 2014 from $82,670 during the same period in 2014.

Interest expense increased by approximately 8% to $144,114for the three months ended June 30, 2015 compared to $132,939 for the three months ended June 30, 2014.  Interest expense was mainly incurred from the debt due to related parties.

We had a net loss of $279,144 for the three month period ended June 30, 2015, which was 20.27% more than the net loss of $232,103 for the three month period ended June 30, 2014.  Our increased net loss resulted from the absence of revenues and increased interest expense during 2015, offset by our reduced operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2015 and June 30, 2014%
Revenues	-	180,725	n/a
Gross Profit	-	83,160	n/a
General and administrative	49,583	99,647	(50.24)
Depreciation	85,447	82,670	3.3
Interest Expense	144,114	132,939	8.06
Other Expense	-	7	n/a
Net loss	279,144	232,103	20.27

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

For the six month ended June 30, 2015 the Company had no revenues because we had yet able to find better quality materials for our production.  During the six months ended June 30, 2014 we had revenues of $180,725 and gross profit of $83,160.

Operating expenses decreased by 27.34% to $282,064 for the six months ended June 30, 2015 compared to $388,174 for the six months ended June 30, 2014, due to the decrease in utility, payroll and other general and administrative costs. The Company has had no production in 2015 and reduced its operating expenses.

Depreciation cost increased marginally by 2.7% to $170,447 during the six months ended June 30, 2014 from $165,993 during the same period in 2014.

Interest expense increased by approximately 8.7% to $286,076 for the six months ended June 30, 2015 compared to $263,104 for the six months ended June 30, 2014.  Interest expense was mainly incurred from the debt due to related parties.

We had a net loss of $568,131 for the six month period ended June 30, 2015, which was $.02% more than the net loss of $568,241 for the six month period ended June 30, 2014.  Our increased net loss resulted from the absence of revenues and increased interest expense during 2015, offset by our reduced operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2015 and June 30, 2014%
Revenues	-	180,725	n/a
Gross Profit	-	83,160	n/a
General and administrative	111,617	222,181	(49.76)
Depreciation	170,447	165,993	2.68
Interest Expense	286,067	263,227	8.72
Other Expense	-	123	n/a
Net loss	568,131	568,241	0.02

Liquidity and Capital Resources

Our balance sheet as of June 30, 2015 reflects current assets of $306,579.  We had cash and cash equivalents in the amount of $23,712 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of June 30, 2015, the Company had accumulated losses of $16,180,182 since inception and had a working capital deficit of $7,128,493. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and the Company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all. An inability to obtain such funding could slow down or prevent the Company from further development of its mineral resources. The Company intends to explore additional options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities. The Company does not have commitments from any third parties to provide additional financing. The Company might not succeed in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all. The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control. We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan. The terms of any future debt or equity funding that the Company may obtain in the future may be unfavorable to the Company and to its stockholders.

Working Capital

	At June 30, 2015	At December 31, 2014
Current assets	$306,579	$289,871
Current liabilities	7,435,072	6,991,100
Working capital deficit	$7,128,493	$6,701,229

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2015	2014
Net cash (used in) operating activities	$(95,869)	$(86,402)
Net cash (used in) investing activities	-	(77,921)
Net cash provided by (used in) financing activities	111,379	160,425
Foreign currency transaction	3	(37)
Net (decrease) in cash during period	$15,513	$(3,935)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was $95,869, an increase of 11% from the $86,402 net cash outflow during the six months ended June 30, 2014.

Investing Activities

Our company had no investing activities during the six months ended June 30, 2015.

Cash used in investing activities during the six months ended June 30, 2015 was $0, which was a 100% decrease from the $77,921 cash used in investing activities during the six months ended June 30, 2014.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2015 was $111,379 as compared to $160,425 in cash provided by financing activities during the six months ended June 30, 2014.

Plan of Operation

Our operating plan for the 12 months beginning July 1, 2015 is as follows:

• Continue to pursue potential financing activities.

• The funds raised would be used to (a) identify additional veins, (b) to re-start the mill, (c) re-test the mill, (d) develop expansion plans for our plant capacity, (e) drilling additional holes near the concentration plant and (f) undertake at least three deep drill holes in the permit area.

• To re-commence greater milling operations as soon as possible. This is expected in 2015. This will involve re-testing the plant equipment and re-hiring all personnel laid off as a result of the mining halt.

• Actively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material.

The extent of this program is dependent on the success of the US$3,000,000 financing efforts currently underway, as describer earlier.

Accordingly, we estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$1,000,000
Exploration expenses: identify additional veins; re-start mill; re-test mill; develop expansion plan for plant capacity	$2,000,000
Total	$3,000,000

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $23,712 as of June 30, 2015, we estimate that we will require approximately $220,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Foreign Currency Adjustments

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the six months ended June 30, 2015 and 2014, the Company had aggregate foreign currency translation gains (losses) of $(19,061) and $24,777, respectively.

Inventories

Finished goods, work-in-process, and raw materials are valued at the lower of average production cost and net realizable value. The Company records the costs of ore stacked on its leach pads and in process at its production sites as heap leach ore and working process inventories measured at the lower of cost and estimated net realizable value in inventory. These costs are charged to earnings and included in cost of revenues on the basis of tons of precious mineral sold. The estimates and assumptions used in the measurement of heap leach ore and work-in-process inventories include quantities of ore stacked on leach pads, recoverable tons of precious minerals contained in ore stacked on leach pads, recoverable tons of precious minerals in the mill processing circuits and the price expected to be realized when the tons of precious minerals are recovered.

If these estimates or assumptions prove to be inaccurate, the Company could be required to write down the carrying amounts of its heap leach ore and work-in-process inventories, which would reduce the Company’s earnings and working capital.

Revenue Recognition

Revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received prior to the satisfaction of above criteria are deferred.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls are not effective due to us having material weaknesses in our control environment and financial reporting process due to lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.       Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1*	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.2*	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.3*
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 4, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.4*
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.5*
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 20, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.6*
Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on October 28, 2013 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

(10)	Material Contracts

10.1
The Contract for Sino-Foreign Equity Joint Venture dated as of November 12, 2004 by and between Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

10.2
Articles of Association for Zhen Ding JV dated as of October 12, 2006 by and between Z&W Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.3
Supply Contract of Gold Concentrate Fines dated July 20, 2012 between Zhen Ding Mining Co., Ltd. and Yantai Jin Ao Metallurgical Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.4
Mining License No. C3400002009114110049341 dated November 5, 2014 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.5	Gold Mining License No. (2005) 042 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.6	Form of Loan Agreements between Wen Mei Tu and Zhen Ding Resources Inc. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.7
Business License Registration No. 3425004000003061(1-1) dated November 17, 2014 in favor of Zhen Ding Mining Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed June 9, 2015)

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

Exhibit Number	Description

101**	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 19, 2015	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 17, 2015	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)