Form 10-Q
period 2015-09-30
ZHEN DING RESOURCES INC.
filed 2015-11-05
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

(775) 410-5287
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

63,968,798 common shares issued and outstanding as of November 3, 2015

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. The financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Zhen Ding Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$18,611	$8,199
Accounts receivable	96,757	100,113
VAT receivables	168,757	174,896
Prepaid expenses and other current assets	6,433	6,663
Total current assets	290,558	289,871

Property and equipment, net of accumulated depreciation	1,618,814	1,929,820
Construction in progress	168,310	174,318

Total assets	$2,077,682	$2,394,009

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$332,858	$349,955
Accrued interest-related parties	2,244,545	1,885,345
Deferred revenues	157,941	163,779
Due to related parties	740,252	766,672
Short-term debt-related parties	3,849,661	3,825,349
Total current liabilities	7,325,257	6,991,100

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income (loss)	37,832	(79,538)
Accumulated deficit	(16,370,162)	(15,760,155)
Total deficit attributable to Zhen Ding Resources Inc.	(3,568,489)	(3,075,852)
Non-controlling interests	(1,679,086)	(1,521,239)

Total equity (deficit)	(5,247,575)	(4,597,091)

Total liabilities and equity (deficit)	$2,077,682	$2,394,009

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$180,502
Cost of revenues	-	-	-	(97,446)

Gross profit	-	-	-	83,056

Operating expenses:
General and administrative	24,373	178,058	135,990	400,550
Depreciation	83,370	87,337	253,817	253,019

Total operating expenses	107,743	265,395	389,807	653,569

Operating loss	(107,743)	(265,395)	(389,807)	(570,513)

Other income (expense) :
Interest expense	(142,277)	(139,572)	(428,344)	(402,676)
Other income	-	324,549	-	324,426

Total expenses	(142,277)	184,977	(428,344)	(78,250)

Net loss	(250,020)	(80,418)	(818,151)	(648,763)

Loss attributable to non-controlling interests	60,040	16,434	208,144	173,828

Net loss attributable to Zhen Ding Resources Inc.	$(189,980)	$(63,984)	$(610,007)	$(474,935)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(250,020)	$(80,418)	$(818,151)	$(648,763)
Other comprehensive income (loss):
Foreign currency translation adjustments	186,728	(680)	167,667	24,201
Total comprehensive loss	(63,292)	(81,098)	(650,484)	(624,562)
Comprehensive loss attributable to non- controlling interest	4,030	16,576	157,847	166,568
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(59,262)	$(64,522)	$(492,637)	$(457,994)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	$(818,151)	$(648,763)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	253,817	253,019
Change in operating assets and liabilities:
Accounts receivable	(98)	(369,178)
VAT receivable	115	70,463
Prepaid expenses and other current assets	-	(6,667)
Inventory	-	97,446
Accounts payable and accrued liabilities	(8,220)	8,060
Accrued interest-related parties	433,839	422,048
Deferred revenues	-	(162,600)
Net cash used in operating activities	(138,698)	(336,172)

Cash flows from investing activities
Payments for construction in progress	-	(77,826)
Net cash used in investing activities	-	(77,826)

Cash flows from financing activities
Net change in advance from related parties	-	(55,447)
Proceeds from borrowings on short-term debt – related parties	149,133	467,991
Net cash provided by financing activities	149,133	412,544

Foreign currency translation	(23)	(40)

Net change in cash and cash equivalents	10,412	(1,494)

Cash and cash equivalents - beginning of the period	8,199	20,554

Cash and cash equivalents - end of the period	$18,611	$19,060

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Reclassification of construction in progress to fixed assets	$-	$105,280

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

The Company entered into negotiations with Zhen Ding Resources Inc. (a Nevada entity) (“Zhen Ding NV”), which indirectly owns 70% of a Chinese Joint Venture entity, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV” or “JXZD”). This indirect ownership is through a 100% ownership of a California company Z&W, Zhen Ding Corporation (“Z&W CA”). During 2012 and 2013, total issued and outstanding common stock of Zhen Ding NV were tendered to the Company. On October 28, 2013, the Company dissolved Zhen Ding NV by merging it into the Company.

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained elsewhere in the Registration Statement on Form S-1 with the SEC on April 17, 2015.

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

Foreign Currency Adjustments

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2015 and 2014, the Company had aggregate foreign currency translation gain of $167,667 and $24,201, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2015, the Company had allowances of $96,476 for doubtful accounts from certain sales that occurred in August and November 2014 but had not been collected.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of September 30, 2015 and 2014, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2015 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of September 30, 2015, the Company had accumulated losses of $16,370,162 since inception and had a working capital deficit of $7,034,699. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

As of September 30, 2015 and December 31, 2014, the Company had VAT receivables of $168,757 and $174,896, respectively. The VAT receivables are the input tax of VAT to the purchased materials and property and equipment.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014

Buildings	$1,335,497	$1,358,788
Motor Vehicles	63,115	65,368
Production and Office Equipment	1,310,490	1,379,793
Subtotal	2,709,102	2,803,949
Less: Accumulated Depreciation	(1,090,288)	(874,129)
Property and Equipment, Net	$1,618,814	$1,929,820

For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expenses of $253,817 and $253,019, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”).

As of September 30, 2015, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Note 6. Construction in Progress

As of September 30, 2015 and December 31, 2014, the Company had Construction in progress (“CIP”) of $168,310 and $174,318, respectively.  The CIP is mainly comprised of funds spent by the Company to build an office building and a reservoir dam.

Note 7. Related Party Transactions

Accounts payables

As of September 30, 2015 and December 31, 2014, the Company had payables of $740,252 and $766,672, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2015 and December 31, 2014, the Company had short-term debt to related parties of $3,849,661 and $3,825,349, respectively. The details of the loans are described as below.

At September 30, 2015:

Name	Relationship to the Company	Amount	Annual Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal person of JXZD	$2,821,040	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	337,732	15%	February 28, 2014	February 28, 2015
Yan Chun Yan	Accountant of JXZD	4,881	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 03, 2015	September 03, 2015
YYC Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	May 22, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015
Total		$3,849,661

At December 31, 2014:

Name	Relationship to the Company	Amount	Annual Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal Person of JXZD	$2,905,515	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	17,063	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	8,125	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	334,622	15%	February 28, 2014	February 28, 2015
Yan Chun Yan	Accountant of JXZD	3,171	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	154,965	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	325,000	15%	December 18, 2012	December 18, 2015
Total		$3,825,349

In addition, as of September 30, 2015 and December 31, 2014, the Company had accrued interest payable to the related parties of $2,244,545 and $1,885,345, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $428,344 and $402,676, respectively.

Note 8. Deferred Revenues

As of September 30, 2015 and December 31, 2014, the Company had deferred revenue of $157,941 and $163,779, respectively, related to advances that the Company received from its customers.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Zhen Ding Resources Inc., unless otherwise indicated.

General Overview

Zhen Ding Resources Inc. (“we”, “us”, “our” or “our company”) are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Currently, our only operating company is Zhen Ding JV, which engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchases metal ore in rock form from its joint venture partner, Xinzhou Gold, which has rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Our Corporate History and Structure

Our principal office is located at 353 St. Nicolas, Suite 205, Montreal, Quebec H2Y 2P1.  The offices in Montreal are not under written lease but are rented through a verbal agreement, on a month to month basis, from 150206 Canada Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 1, 2013.

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

We were incorporated in September 1996 as Robotech Inc., and began our business in the development and marketing of specialized technological equipment. At that time we estimated that it would require approximately $6,000,000 to realize our plans. Through the year of 2003, we had not reached our financing goals and therefore abandoned that particular business plan. Since that time, we have been seeking suitable candidates for acquisition.

In the past decade there has been a worldwide recovery in the price and interest in precious metals, minerals and industrial commodities. Such interest has been fueled to a large degree, by the economic awakening of the two most populous nations, China and India and further bolstered by a sharp decline in the US dollar. A particular beneficiary of this revival has been the market prices of gold, silver and copper. Thus, in early 2010, the business direction of our company was changed to seek to profit from this revival and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

In January 2012, the Board of Directors, with authorization from the majority of the shareholders of our company, made an offer to the shareholders of Zhen Ding Resources Inc., a Nevada corporation (“Zhen Ding NV”), to acquire, at the very least, the majority of their common shares, and, if available, up to 100% ownership.

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

During 2012, a total of 50,746,358 shares of the issued and outstanding common stock of Zhen Ding NV were tendered to our company. On August 13, 2013, an additional 13,100,000 shares were tendered to us. Thus, as of August 13, 2013 the shareholders of Zhen Ding NV had tendered 100% of the issued and outstanding shares of common stock, representing 100% of the issued and outstanding equity of Zhen Ding NV to us.

On October 23, 2013, we issued 122,440 shares of our common stock, on a one-for-one basis, to the tendering shareholders of Zhen Ding NV making Zhen Ding NV a wholly owned subsidiary of our company.

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

Although we do not currently produce pure metals, it is part of our development plan to do so in the near future.

Plan of Operation

Our operating plan for the balance of 2015 is as follows:

1.	to continue to pursue potential financing activities. The funds raised would be used to:

a.	identify additional veins;
b.	re-start the mill;
c.	re-test the mill;
d.	develop expansion plans for our plant capacity;
e.	drill additional holes near the concentration plant; and
f.	undertake at least three deep drill holes in the permitted area.

2.
to re-commence greater milling operations as soon as possible. This is expected to be in the last quarter of 2015. This will involve re-testing the plant equipment and re-hiring all personnel that was laid off as a result of the mining halt;

3.
to actively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material. The extent of this program is dependent on the successful completion of the $3,000,000 financing efforts currently underway; and

4.	to look for a partner in the natural resources field in order to enhance our future capability to access necessary funding.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

For the three months ended September 30, 2015, we had no revenues because we were not able to find better quality materials for our production. During the three months ended September 30, 2014, we had no revenues as well.

Operating expenses decreased by approximately 59% to $107,743 for the three months ended September 30, 2015 compared to $265,395 for the three months ended September 30, 2014 due to the decrease in utility, payroll and other general and administrative costs. We had no production in 2015 and reduced our operating expenses.

Depreciation cost decreased marginally by 4.5% to $83,370 during the three months ended September 30, 2015 from $87,337 during the same period in 2014.

Other income decreased by $324,549 to $0 for the three months ended September 30, 2015 compared to $324,549 for the three months ended September 30, 2014. In 2014, the Company sold out voided product which was written off by the end of 2013 to a new customer.

Interest expense increased by approximately 2% to $142,277 for the three months ended September 30, 2015 compared to $139,572 for the three months ended September 30, 2014.  Interest expense was mainly incurred from the debt due to related parties.

We had a net loss of $250,020 for the three month ended September 30, 2015, which was 211% more than the net loss of $80,418 for the three month ended September 30, 2014.  The increase in net loss was mainly resulted from the decrease in other income  2015.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Increase (Decrease)
Revenues	$	Nil	$	Nil	$	Nil
Gross Profit		Nil		Nil		Nil
General and administrative		24,373		178,057		(153,684)
Depreciation		83,370		87,337		(3,967)
Interest Expense		142,277		139,572		2,705
Other Income		Nil		324,549		(324,549)
Net loss		250,020		80,418		169,602

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, our company had no revenues because in 2015 we were not able to find better quality materials for our production.  During the nine months ended September 30, 2014 we had revenues of $180,502 and gross profit of $83,056.

Operating expenses decreased by 41% to $389,807 for the nine months ended September 30, 2015 compared to $653,569 for the nine months ended September 30, 2014, due to the decrease in utility, payroll and other general and administrative costs. We had no production in 2015 and reduced our operating expenses.

Depreciation cost increased marginally by 0.3% to $253,817 during the nine months ended September 30, 2014 from $253,019 during the same period in 2014.

Interest expense increased by approximately 6.4% to $428,344 for the nine months ended September 30, 2015 compared to $402,676 for the nine months ended September 30, 2014.  Interest expense was mainly incurred from the debt due to related parties.

Other income decreased by $324,549 to $0 for the nine months ended September 30, 2015 compared to $324,549 for the nine months ended September 30, 2014. In 2014, the Company sold out voided product which was written off by the end of 2013 to a new customer.

We had a net loss of $818,151 for the nine months ended September 30, 2015, which was 26.1% more than the net loss of $648,763 for the nine months ended September 30, 2014.  Our increased net loss resulted from the absence of revenues and increased interest expense during 2015 and the other income in 2014, partially offset by our reduced operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014	Increase (Decrease)
Revenues	$	Nil	$180,502	$(180,502)
Gross Profit		Nil	83,056	(83,056)
General and administrative		135,990	400,550	(264,560)
Depreciation		253,817	253,019	798
Interest Expense		428,344	402,676	25,668
Other Income		Nil	324,426	(324,549)
Net loss		818,151	648,763	169,388

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects current assets of $290,558.  We had cash and cash equivalents in the amount of $18,611 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of September 30, 2015, our company had accumulated losses of $16,370,162 since inception and had a working capital deficit of $7,034,699. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all. An inability to obtain such funding could slow down or prevent our company from further development of its mineral resources. Our company intends to explore additional options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities. Our company does not have commitments from any third parties to provide additional financing. Our company might not succeed in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all. Our company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control. We cannot assure you that our company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan. The terms of any future debt or equity funding that our company may obtain in the future may be unfavorable to our company and to its stockholders.

Working Capital

	At September 30, 2015	At December 31, 2014
Current assets	$290,558	$289,871
Current liabilities	7,325,257	6,991,100
Working capital deficit	$7,034,669	$6,701,229

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Net cash (used in) operating activities	$(138,698)	$(336,172)
Net cash (used in) investing activities	Nil	(77,826)
Net cash provided by (used in) financing activities	149,133	412,544
Foreign currency transaction	(23)	(40)
Net increase (decrease) in cash during period	$10,412	$(1,494)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $138,698, a decrease of approximately 58% from the $336,172 net cash outflow during the nine months ended September 30, 2014.

Investing Activities

Our company had no investing activities during the nine months ended September 30, 2015.

Cash used in investing activities during the nine months ended September 30, 2015 was $0 as compared to $77,826 cash used in investing activities during the nine months ended September 30, 2014.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 was $149,133 as compared to $412,544 during the nine months ended September 30, 2014.

Plan of Operation

Our operating plan for the 12 months beginning from October 1, 2015 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $18,611 as of September 30, 2015, we estimate that we will require approximately $220,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Critical Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of our company for the year ended December 31, 2014 and notes thereto contained elsewhere in the Registration Statement on Form S-1 with the SEC on April 17, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of our company, its wholly subsidiaries Z&W CA and its majority owned subsidiaries JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

Use of Estimates and Assumptions

Our company prepares its financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Adjustments

Our company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2015 and 2014, our company had aggregate foreign currency translation gain $167,667 and $24,201, respectively.

Accounts Receivable

Accounts receivable are stated at the amount our company expects to collect. Our company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of our company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, our company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after our company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2015, our company had allowances of $96,476 for doubtful accounts from certain sales that occurred in August and November 2014 but had not been collected.

Inventories

Finished goods, work-in-process, and raw materials are valued at the lower of average production cost and net realizable value. Our company records the costs of ore stacked on its leach pads and in process at its production sites as heap leach ore and working process inventories measured at the lower of cost and estimated net realizable value in inventory. These costs are charged to earnings and included in cost of revenues on the basis of tons of precious mineral sold. The estimates and assumptions used in the measurement of heap leach ore and work-in-process inventories include quantities of ore stacked on leach pads, recoverable tons of precious minerals contained in ore stacked on leach pads, recoverable tons of precious minerals in the mill processing circuits and the price expected to be realized when the tons of precious minerals are recovered.

If these estimates or assumptions prove to be inaccurate, our company could be required to write down the carrying amounts of its heap leach ore and work-in-process inventories, which would reduce our company’s earnings and working capital.

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

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Our company has tax losses that may be applied against future taxable income. The potential tax benefit arising from these loss carryforwards are offset by a valuation allowance due to uncertainty of profitable operations in the future.

Fair Values of Financial Instruments

Management believes that the carrying amounts of our company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of September 30, 2015 and 2014, due to their short-term nature.

Non-controlling Interest

Non-controlling interests in our company’s subsidiaries are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.3
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 4, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.5
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 20, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.6
Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on October 28, 2013 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

(10)	Material Contracts

10.1
The Contract for Sino-Foreign Equity Joint Venture dated as of November 12, 2004 by and between Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

10.2
Articles of Association for Zhen Ding JV dated as of October 12, 2006 by and between Z&W Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.3
Supply Contract of Gold Concentrate Fines dated July 20, 2012 between Zhen Ding Mining Co., Ltd. and Yantai Jin Ao Metallurgical Co. Ltd.(Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

10.4
Mining License No. C3400002009114110049341 dated November 5, 2014 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)

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

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 5, 2015	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 5, 2015	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)