Form 10-K
period 2015-12-31
ZHEN DING RESOURCES INC.
filed 2016-04-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $82,574,347 based on a $1.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,968,798 common shares as of April 5, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.            Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Zhen Ding Resources Inc. and our subsidiaries, Z&W Zhen Ding Corporation and Zhen Ding Mining Co. Ltd., unless otherwise indicated.

General Overview

We are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We seek to provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we seek to acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Currently, our only operating company is Zhen Ding Mining Co. Ltd., which engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding Mining Co. Ltd. purchases metal ore in rock form from its joint venture partner Jing Xian Xinzhou Gold Co., Ltd, which has rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

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

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

We were incorporated in September 1996 as Robotech Inc., and began our business in the development and marketing of specialized technological equipment. At that time we estimated that we would require approximately $6,000,000 to realize our plans. Through the year of 2003, we had not reached our financing goals and therefore abandoned that particular business plan. Since that time, we have been seeking suitable candidates for acquisition.

From the early 2000s until approximately 2013, there was an overall worldwide recovery in the price and markets for precious metals, minerals and industrial commodities. Such interest was fueled to a large degree, by the economic awakening of the two most populous nations, China and India and further bolstered by a sharp decline in the US dollar. These circumstances resulted in significant increases in the market prices of gold, silver and copper. Thus, in early 2010, the business direction of our company was changed to seek to profit from this commodities revival, and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

In January 2012, our board of directors, with authorization from the majority of the shareholders of our company, made an offer to the shareholders of Zhen Ding Resources Inc., a Nevada corporation (“Zhen Ding NV”), to acquire, at the very least, the majority of their common shares, and, if available, up to 100% ownership.

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

Our Current Business

Presently, we are conducting our operations exclusively through Zhen Ding JV, our joint venture company. However, we continue to look for other attractive potential acquisition targets in the mining industry.

Our joint venture, Zhen Ding JV, is equipped to process ore mined by our joint venture partner Xinzhou Gold.  Zhen Ding JV purchases the ore in rock form from Xinzhou Gold and processes the ore into our final product, which is a gold, silver, lead, zinc and copper ore concentrate. We estimate that our processed product is 65% to 80% pure. The product is then sold to refineries which further purify and separate the concentrate.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for Xinzhou Gold’s mine, known as the Wuxi Gold Mine.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past 12 months.  We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.  Additionally, although we do not currently produce pure metals, it is part of our development plan to do so when general economic conditions and our cash resources permit.

In the meantime, we are identifying and evaluating businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

The following summary discusses all regulations that materially affect the business of our Company.

Chinese Regulations Affecting Our Company

Environmental Regulations

We are subject to a variety of governmental regulations related to environmental protection. The major PRC environmental regulations applicable to us include the Environmental Protection Law and the Environmental Impact Appraisal Law.

The Environmental Protection Law sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection (“MEP”) of the PRC is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for the environmental protection in their jurisdictions.

Companies that discharge contaminants must report and register with the MEP or the relevant local environment protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations, and are also responsible for the treatment of the excessive discharge. Government authorities can impose different penalties on individuals or companies in violation of the Environmental Protection Law, depending on the individual circumstances of each case and the extent of contamination. Such penalties include warnings, fines, impositions of deadlines for remedying the contamination, orders to stop production or use, orders to re-install contamination prevention and treatment facilities which have been removed without permission or left unused, administrative actions against relevant responsible persons or companies, or orders to close down those enterprises. Where the violation is serious, the persons or companies responsible for the violation may be required to pay damages to victims of the contamination. Where serious environmental contamination occurs in violation of the provisions of the Environmental Protection Law which results in serious loss of public and private property, persons or enterprises directly responsible for such contamination may be held criminally liable.

Restriction on Foreign Ownership

The principal regulation governing foreign ownership of our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). Investment activities in the PRC by foreign investors are principally governed by the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category and open to foreign investment unless specifically restricted by other PRC regulations.  Our Company, in consultation with its PRC legal advisor, the Guizhou Zhonggong Law Office, has determined that the business of Zhen Ding JV, ore processing, is not listed in the Catalogue or otherwise restricted by other PRC regulations.  As a result, our business is deemed to be a “permitted” industry.  This status has effectively been confirmed by the PRC State Administration for Industry and Commerce (“SAIC”), which has issued a business license for Zhen Ding JV, as a foreign invested joint venture, to engage in ore milling activities.

The NDRC and MOFCOM periodically jointly revise the Catalogue. As such, there is a possibility that our company’s business may fall outside the scope of the definition of a permitted industry in the future. Should this occur, we would face a limit or restriction on foreign investment, the likes of which we are currently not subject to.  However, based on our observation of past practices of the Chinese government, any new guidelines or changes to foreign ownership restrictions will likely be applied prospectively, and companies such as our Company with existing foreign investments are unlikely to be affected by such changes. Also, we are not aware of any reason why ore processing would in the future be considered a sensitive industry justifying its inclusion in the restricted or prohibited categories.

Draft Law on Foreign Investment

In January 2015, MOFCOM issued a draft Law on Foreign Investment which is expected to be finalized in the near future without major changes.  The draft Law on Foreign Investment would liberalize foreign investment in PRC businesses by reducing or eliminating the need for administrative approvals of the form of such investments, provided such investments do not involve investment in a restricted or prohibited industry.  Because our Company is engaged in a permitted industry, and after consultation with our PRC counsel, we do not expect any adverse consequences resulting from the final passage of the Law on Foreign Investment.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterparts is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by MOFCOM or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

The dividends paid by the subsidiary to its shareholder are deemed shareholder income and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign exchange, subject to a cap approved by SAFE, for settlement of current account transactions without the approval of SAFE. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities.

Dividend Distribution

The principal regulations governing the distribution of dividends by foreign holding companies include the Wholly Foreign Owned Enterprise Law (1986), as amended, and the Administrative Rules under the Wholly Foreign Owned Enterprise Law (1990), as amended.

Under these regulations, WFOEs in China may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, WFOEs in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended in 2009. This M&A Rules, among other things, include provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of this new PRC regulation remains unclear with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

Our company is not an offshore special purpose vehicle under current PRC laws and regulations, as we currently control our Chinese operating entity through a joint venture arrangement which is permitted under Chinese regulations regarding foreign ownership. As a result, we are not required to obtain the approval of CSRC prior to the listing and trading of our securities on an overseas stock exchange.

Our company, in consultation with our PRC legal advisor, the Guizhou Zhonggong Law Office, has determined that we are not required to obtain PRC approvals and registrations in connection with the CSRC, SAFE, and SAIC for our joint venture arrangement under PRC regulations regarding foreign ownership, and that our company is not an offshore special purpose vehicle under PRC regulations.

This is the case because Zhen Ding JV was established as a joint venture enterprise in 2005 with the approval of the relevant PRC government agencies, with 70% of the joint venture owned by Zhen Ding CA, a California entity with foreign ownership, and 30% of the joint venture owned by Xinzhou Gold, a domestic PRC company.  In connection with the formation of Zhen Ding JV, the Anhui Provincial People’s Government issued a Certificate of Approval for Foreign Investment in China in 2005 and a business license was subsequently issued by the SAIC for the period from 2005 to 2025.  In connection with the formation of Zhen Ding JV, Zhen Ding CA did not acquire any existing PRC domestic company or equity or assets, but rather established a new joint venture entity with foreign and domestic partners with funds contributed by Zhen Ding CA (70%) and Xinzhou Gold (30%).  Zhen Ding CA did not acquire an interest in Xinzhou Gold, but rather established a new joint venture company with Xinzhou Gold as the other partner.  Hence there was no acquisition of a PRC domestic company or assets that would implicate the relevant rules on foreign ownership.

The M&A Rules include provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.  However, CSRC approval is not required in the context of the current offering covered by this Registration Statement because when our company acquired Zhen Ding CA, it acquired the previously established foreign ownership in a government approved joint venture and not an interest in a PRC domestic company.  Accordingly, our Company is not an “offshore special purpose vehicle” and the relevant PRC agencies are not concerned with a change of ownership in a foreign owned joint venture partner.

Our company’s PRC legal advisor, the Guizhou Zhonggong Law Office, also made inquiries with official representatives of each of the CSRC, SAFE, and SAIC and those official representatives all confirmed that there was no requirement for our company to obtain the approval of or register with such agency.

For the foregoing reasons, our company is not required to obtain PRC approvals and registrations in connection with the CSRC, SAFE, and SAIC for its joint venture arrangement under PRC regulations regarding foreign ownership.

Regulations on Offshore Parent Holding Companies’ Direct Investment in and Loans to Their PRC Subsidiaries

An offshore company may invest equity in a PRC company, which will become the PRC subsidiary of the offshore holding company after investment. Such equity investment is subject to a series of laws and regulations generally applicable to any foreign-invested enterprise in China, which include the Wholly Foreign Owned Enterprise Law, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Contractual Joint Venture Enterprise Law, all as amended from time to time, and their respective implementing rules; the Tentative Provisions on the Foreign Exchange Registration Administration of Foreign-Invested Enterprise; and the Notice on Certain Matters Relating to the Change of Registered Capital of Foreign-Invested Enterprises.

Under the aforesaid laws and regulations, the increase of the registered capital of a foreign-invested enterprise is subject to the prior approval by the original approval authority of its establishment. In addition, the increase of registered capital and total investment amount shall both be registered with SAIC and SAFE.

Shareholder loans made by offshore parent holding companies to their PRC subsidiaries are regarded as foreign debts in China for regulatory purposes, which are subject to a number of PRC laws and regulations, including the PRC Foreign Exchange Administration Regulations, the Interim Measures on Administration on Foreign Debts, the Tentative Provisions on the Statistics Monitoring of Foreign Debts and its implementation rules, and the Administration Rules on the Settlement, Sale and Payment of Foreign Exchange.

Under these regulations, the shareholder loans made by offshore parent holding companies to their PRC subsidiaries shall be registered with SAFE. Furthermore, the total amount of foreign debts that can be borrowed by such PRC subsidiaries, including any shareholder loans, shall not exceed the difference between the total investment amount and the registered capital amount of the PRC subsidiaries, both of which are subject to the governmental approval.

U.S. Regulations Affecting Our Company

FCPA Policy

The Foreign Corrupt Practices Act, or the FCPA, prohibits companies and individuals subject to FCPA jurisdiction from providing to foreign officials any “corrupt payments” (i.e., bribes, kickbacks, and similar benefits) in order to obtain any unfair advantage with respect to government contracts, regulatory approvals, licenses, and other government actions for the purpose of obtaining or retaining business. The FCPA applies to: (1) “issuers” – U.S. and foreign companies subject to SEC jurisdiction; (2) “domestic concerns” – individuals who are citizens, nationals or residents of the United States and companies with a principal place of business in the United States or organized under U.S. law; and (3) “other persons” – foreign companies or persons who act in the United States to further a corrupt payment. The term “other persons” has been interpreted broadly to include foreign entities that send an email in furtherance of a corrupt act to a U.S. recipient, or that clear a corrupt payment through a U.S. bank. The FCPA requires issuers to maintain accurate books and records that do not misrepresent their payments or expenses. Issuers are also liable for the accuracy of their majority-owned subsidiaries’ books and records and are required to act in good faith to encourage their minority-owned subsidiaries to adopt reasonable internal accounting controls intended to avoid corrupt payments. Issuers, domestic concerns and other persons may be liable for the actions of their foreign subsidiaries and agents if they know or should know that a subsidiary or agent is likely to make a corrupt payment to a foreign official.

Issuers, domestic concerns and other persons subject to the FCPA are subject to severe criminal and civil penalties for violations of the FCPA. Entities that make corrupt payments may be fined as much as $2 million per violation, or twice the amount of the benefit sought in return for the payment. Individuals may be fined up to $100,000 and/or imprisoned for up to five years. Issuers who violate the FCPA’s books and records requirements are subject to fines up to $25 million, and individuals can be fined up to $5 million and/or imprisoned for up to 20 years. Companies may not indemnify their officers or employees for FCPA violations.

Research and Development

We did not incur any research or development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.zhendingresources.com.

Employees

Currently we have no paid employees. Our management team consists of our CEO and CFO and they currently do not receive compensation for their services. We intend to provide compensation to our CEO and CFO in the future and formalize their employment relationship with our  company at that time.

Zhen Ding JV currently has 7 employees. The 7 employees occupy the following management positions: CFO, site general manager, mine manager, administrative manager, accountant, and external accounting coordinator. They are adequate to operate the mill when it is idle or at nominal production levels. We anticipate that Zhen Ding JV will re-hire up to 40 mill workers when it resumes its mill operations.

None of the management employees have employee contracts.

Our company may from time to time hire paid consultants to assist it in achieving various goals.  Victor Sun has performed consulting services for our company in our very early days, including assisting with the establishment of the Zhen Ding JV, and, due in part to his other business activities in Anhui, China, Mr. Sun is currently assisting our company by helping to co-ordinate certain business activities and functions between our company and Zhen Ding JV.  Zhen Ding JV has also employed Wei Dong Sun, a Professor of Geochemistry at the Guangzhou Institute of Geochemistry, as a consultant with respect to certain geological matters at its Wuxi Gold Mine project.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2015 and 2014, we had total revenue of $Nil and $648,550, respectively, derived from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

You must also consider all the risks and uncertainties frequently encountered by developing companies in a very competitive field, such as ours. Our inability to find viable or profitable acquisition candidates and then finding the necessary funding for these purchases may adversely affect our ability to progress.

Our acquisition of Zhen Ding NV provided us with our first business operations.  Despite this acquisition, we are still operating at a loss.  Until we are able to integrate Zhen Ding JV and obtain enough funding to execute our business plan for Zhen Ding JV, we will not generate sufficient revenue to cover our operating expenses.

Doubts exist about our ability to continue as a going concern.

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2016 is focused on expanding the Wuxi ore milling operations through exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $500,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

Without additional funding, our company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business and our ability to continue to operate as a going concern.  If additional funds are raised through the issuance of equity or convertible debt securities, our existing shareholders may experience substantial dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.

If we cannot obtain additional funding, we may be required to:

•	reduce or possibly eliminate our expenditures on exploration; and

•	seek other businesses opportunities and other strategic transactions with a view toward diversifying our business and attracting new investment.

Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility Of Our Shares Of Common Stock.

The price per share of our shares on the OTC market may at any time become subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us, furthering hampering our plans of expansion and growth.

We Have Incurred Losses In Certain Prior Periods And May Incur Losses In The Future.

We incurred net losses of $18,034,800 for the period from inception (September 6, 1996) to December 31, 2015.  As at December 31, 2015 we had a working capital deficit of $7,378,440.  We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

Our Profitability Is Heavily Dependent On The World Price Of Commodities.

The selling price that we will obtain for any metal production is almost totally dependent on the world price. Should the price of gold, silver, or copper, our main interests, fall below the cost of production, we may have to cease all mining and milling activities. Our future, at that point, will become extremely doubtful.

We Have Not Properly Explored The Potential Resources On The Wuxi Property

Most established and experienced mining enterprises expend time and resources exploring and drilling to establish likely reserves within a given prospect. The method of mining chosen by the previous owners of the Wuxi property, stated in common terms, is to ”follow the veins”, a technique that is cost effective, yet has the very real risk of mining activities being suddenly curtailed as the “veins” may narrow and yields per ton suddenly become unprofitable. This may cause us to terminate extraction and milling activities at this site.

We Cannot Assure You That Our Growth Strategy Will Be Successful.

Our growth strategy is primarily through the acquisition of new mines and their expandability. However, many obstacles exist to incorporating any new entity into our existing operations. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of PRC, to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish these new additions. Our inability to successfully implement our growth strategy may have a negative impact on existing operations and our future financial condition, results of operations or cash flows.

If We Are Not Able To Implement Our Strategies To Achieve Our Business Objectives, Our Business Operations And Financial Performance May Be Adversely Affected.

Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

We place substantial reliance upon the efforts and abilities of our executive officers, Mr. De Gang Wei, our Chairman and key member of Management of our mining operations and CFO; and Ms. Wen Mei Tu, our President and CEO. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. As well, both Mr. Wei and Ms. Tu have significant activities outside our company that put demands on their time that could detract from their management of our company’s business.

Failure To Attract And Retain Personnel Could Have An Adverse Impact On Our Operations.

Our future success depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, and operational personnel.  There is intense competition for these individuals, and there can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

We Are An Emerging Growth Company As Defined Under The Jumpstart Our Business Startups Act.

An “emerging growth company” is an issuer whose initial public offering was or will be completed after December 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer’s EGC status terminates on the earliest of:

•	The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;

•	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer’s initial public offering;

•	The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or

•	The date on which the issuer is deemed to be a “large accelerated filer” under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company our Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. Our Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, our Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of our Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Our Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the JOBS Act. Among other things, this means that our Company's independent registered public accounting firm will not be required, as with smaller reporting companies, to provide an attestation report on the effectiveness of our Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, our Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate our Company. As a result, investor confidence in our Company and the market price of our common stock may be adversely affected.

In addition to qualifying as an emerging growth company, we also currently qualify as a Smaller Reporting Company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Rule 12b-2 defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•
Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•
In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•
In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As long as we remain a Smaller Reporting Company, we may take advantage of certain scaled or reduced disclosure requirements, some of which are the same as the reduced disclosure requirements applicable to an Emerging Growth Company.  In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to take advantage of the scaled disclosure requirements applicable to a Smaller Reporting Company.

Other Risks Related To Our Business

The Gold Mining License For Our Joint Venture Partner, Xinzhou Gold, From Which We Currently Purchase All Of Our Raw Material, Is Currently Expired. If The Gold Mining License For Our Joint Venture Partner Is Not Reissued Our Operation May Be Seriously Affected.

To date, we have purchased all of our raw material from Xinzhou Gold for our ore processing operation and we have relied solely on Xinzhou Gold for our supply of ores. However, we will look for other sources if and when Xinzhou Gold cannot meet our supply requirements.  The Gold Mining License previously issued to Xinzhou Gold recently lapsed and the renewal application is currently pending.  Without a valid Gold Mining License, Xinzhou Gold may not mine for gold at its Wuxi Gold Mine.  Based on past experience, we are confident that Xinzhou Gold will soon receive a renewal of the Gold Mining License.  However, should Xinzhou Gold’s application for a renewal of the Gold Mining License be denied or seriously delayed, we may not be able to secure another source of gold ores for our processing plant on the same terms and our revenues and profitability may be seriously limited.

If The Mining License Extension Application For Our Joint Venture Partner, Xinzhou Gold, Whom We Purchase Our Raw Material From, Is Not Granted Our Operation May Be Seriously Affected.

To date, we have purchased all of our raw material from Xinzhou Gold for our ore processing operation and we have relied solely on Xinzhou Gold for our supply of ores.  However, we will look for other sources if and when Xinzhou Gold cannot meet our supply requirements.  The veins currently being excavated by Xinzhou Gold in the permitted areas of its mines are very low grade and as such the production is minimal. The higher yielding and thereby more profitable veins run outside Xinzhou Gold’s permitted mining area boundaries under its current license. Xinzhou Gold is currently making preparations to apply for an extension of the area permitted to be mined under its license, and we anticipate a positive response. We continue production at less profitable levels with low grade metal ores. However, should Xinzhou Gold’s application for an extension of the mining area be denied, we may not be able to secure another source with higher grade ores for our processing plant and our profitability may be seriously limited.

Reserves And Mineralization Estimates Are Uncertain.

We rely on Xinzhou Gold for our supply of ores.  There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect Xinzhou Gold’s mine reserves and as a result affect our production.

We Potentially Face Intense Competition From Other Companies In The Mining Field That Have Greater Resources Than Us.

Most of our potential competitors have substantially greater financial, technical, production and other resources than we do. Greater size in some cases provides them with a competitive advantage with respect to production costs because of their economies of scale and their ability to purchase raw materials at lower prices. These companies may be more attractive for qualified and experienced personnel. Companies with greater financial resources may readily outbid us for potential lucrative acquisitions.

Acts Of Terrorism, Responses To Acts Of Terrorism And Acts Of War May Impact Our Business And Our Ability To Raise Capital.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as China.  In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict.  We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

Risks Relating To The People's Republic Of China

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of and profits to foreign investors, is permissible. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including Foreign Investment Enterprises) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

To The Extent Our Assets Are Located In China, Any Dividends Or Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

If we pursue our plans to operate mainly in China, our assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

China’s Economic Policies Could Affect Our Business.

To the extent our assets will be located in China and to the extent our revenue will be derived from our operations in China, our results of business and prospects would be subject to the economic, political and legal developments in China.

While China's economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our sales results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations with our future investors and/or customers.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

We May Face Obstacles From The Communist System In The People's Republic Of China.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China includes a stifling bureaucracy that may discourage Western investment.

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The People's Republic Of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because Our Assets And Operations Are Located In China, You May Have Difficulty Enforcing Any Civil Liabilities Against Us Under The Securities And Other Laws Of The United States Or Any State.

All of our assets are currently located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•
In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC Legal System Embodies Uncertainties, Which Could Limit Law Enforcement Availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

Any Dividends And Other Distributions From Any Subsidiaries In China Are Subject To Various Legal And Contractual Restrictions And Uncertainties, And Our Ability To Pay Dividends Or Make Other Distributions To Our Shareholders Are Negatively Affected By Those Restrictions And Uncertainties.

We plan to operate in China through PRC subsidiaries.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from PRC subsidiaries.  If the subsidiary incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the Delaware, any PRC subsidiaries would be regarded as Sino-foreign joint venture enterprises in China.  Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, if we make additional capital contributions to PRC subsidiaries, (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment .  Under the PRC laws, a Sino-foreign joint venture enterprise is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds of dividend payments from PRC subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

We May Be Exposed To Liabilities Under The Foreign Corrupt Practices Act, And Any Determination That We Violated The Foreign Corrupt Practices Act Could Have A Material Adverse Effect On Our Business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and we make sales in China.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related To Corporate And Stock Matters

Our Common Stock Is A Penny Stock. Trading Of Our Stock May Be Restricted By The SEC’s Penny Stock Regulations That May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

Our common shares are deemed “a penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition, we intend to apply for our common stock to be quoted on NASDAQ (FINRA)’s the Over-the-Counter Bulletin Board (OTCBB).  There can be no assurance that we will succeed in this effort.  Failure to list our shares on the OTCBB may impair the liquidity of our common stock.

NASD Sales Practice Requirements May Also Limit A Stockholder’s Ability To Buy And Sell Our Stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Our Restricted Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading –volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

You May Not Be Able To Liquidate Your Investment Since There Is No Assurance That A Public Market Will Develop For Our Common Stock Or That Our Common Stock Will Ever Be Approved For Trading On A Recognized Exchange.

There is no established public trading market for our securities. After this document is declared effective by the U.S. Securities and Exchange Commission, we intend to seek a market maker to apply for a quotation on the OTCBB in the United States. We cannot assure you that a market maker will agree to file the necessary documents with the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, you may be unable to liquidate its investment, which will result in the loss of your investment.

Our Directors And Executive Officers, Collectively, Own Approximately 34% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2015, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.          Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.             Properties

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

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

Mineral Properties

Description of the Property of the Wuxi Gold Project

Zhen Ding JV relies on Xinzhou Gold for its supply of metal ores and its processing plant is located on the site of the underground mine where Xinzhou Gold has licenses to explore and mine ore (the “Wuxi Gold Project”) to reduce transportation cost.  The Wuxi Gold Project is located in Jingxian county, situated in the southeastern part of Anhui Province, PRC. The site is 63km southwest of the city of Xuancheng, a significant city of about 2.8 million inhabitants, and is 15 km south of the town of Jingxian.  The project site falls under the administration of the township of Langqaio and is located near the village of Wuxi (see Figure 1).

Figure 1- Location of Wuxi

The geographical position of the Wuxi Gold Project is located within the area bounded by the coordinates: 118°24′20″ to 118°27′20″ E and 30°31′30″ to 30°35′30″ N.

Access to the site from the city of Huangshan, the nearest city with regular air service, is by Express Highway #205 for approximately 125km to the village of Wuxi and subsequently by a 2 km all-weather road to the project site. All roads are public roads. Access is also available through the rail system at Xuancheng. (Please refer to Figure 2 for access to Wuxi via highways).

The area was eroded by glacial activity and subsequently by meteoric waters to a rolling landform. The elevations in the Wuxi Gold Project area are generally higher in the east and lower in the west.  The highest elevation, in the area, is less than 300m above sea level.

Gullies and creeks are well developed and are recharged by meteoric water. A river near the Wuxi Gold Project site will, via surface channel, conduit sufficient water for process and mining purposes. All rivers, gullies and creeks in the area flow into the Shuiyang river system.

The area has a mild climate. The highest temperatures occur in July and August reaching highs of + 41ºC and the lowest are during January and February reaching lows of –8ºC. Annual precipitation varies between 1348.2mm and 1422.8mm, concentrated from April to August.

The Wuxi Gold Project is located near the village of Wuxi and the work force comes from this and other nearby villages. A plentiful, although inexperienced, work force is available locally.

Electric power is supplied by the local power grid and additional demand can be met by existing infrastructure. Energy cost is low and reliability is reportedly good. No backup power supply is provided or required on site. Telephone lines are available. Cellular phone coverage is good. Required roads, power lines, and water lines are in place.

Our joint venture partner, Xinzhou Gold currently mines ores at the Wuxi Gold Project under two permits: (1) Mining License No. C3400002009114110049341 (the “Mining License”) and (2) Gold Mining License No. (2005) 42 (the “Gold Mining License”).

The Mining License is valid from November 20, 2014 until November 20, 2017 and was issued by the Mining Resources Department of Anhui Province.  This license allows ore to be mined in a specific area spanning 0.744 square kilometers with an ore extraction limit of 60,000 tons per year. The Mining License allows for underground mining.

The Gold Mining License was issued by the National Commission on National Development and Reform and specifically grants the right to extract gold ore up to 200 tons a day in the Wuxi Gold Mine and was valid from June 3, 2005 until June 3, 2015. The permit extension application is currently in process.  Without a valid Gold Mining License, Xinzhou Gold may not mine any gold ore from the Wuxi Gold Mine and therefore would not have any gold ore available for sale to us, which could have a material adverse effect on our revenues and income.  However, based on past experience, we are confident that Xinzhou Gold will receive a renewal of the Gold Mining License within one or two months, which is a time frame consistent with past applications.  Reissuance of the Gold Mining License would be consistent with the history of, and other government approvals received by, Xinzhou Gold, as discussed herein.  Also, the approval of the Gold Mining License is considered secondary to the approval of the Mining License, which approval was recently reissued.

The veins Xinzhou Gold has been extracting ore from have been very low grade and therefore the yield is also low as a result. Xinzhou Gold has discovered that veins with higher concentrations of gold run outside of its licensed areas and is making preparations to apply for an expansion of its permitted areas under the license. As such, mining of ore has been reduced awaiting an expansion of the working area permitted under the Mining License. Assuming Xinzhou Gold obtains the expanded license and ramps up its mining activities again, we should increase productivity in our processing plant. Xinzhou Gold is currently seeking additional funding to invest in the expanded drilling efforts while working on obtaining a working area expansion permit.

History of the Wuxi Gold Project

Initial regional geologic work began, in this area, in the 1930’s. Geologists, including Li Yuyao and Wang Hengjie, began investigations into the origin of the carbonaceous zone in southern Anhui. Mineral exploration work began subsequent to the investigation for coal by Zhaoxian Bian and Yunyuan Liu in the 1940’s.

Additional regional geology and mineral geological surveys were performed between 1960 and 1965, by the Anhui Regional Geological Survey Team. This team provided a detailed Lithological/Stratigraphic study of the area. Concomitantly, this team performed stream sampling and investigations of old mine workings as well as additional mineral prospecting which has laid the basis for all subsequent geological work.

Since that time, there have been sporadic geological investigations primarily for the purpose of scientific research. Official regional geologic survey mapping is limited to a 1:50000 scale survey map; this limitation is indicative of the minor amounts of previous geological work performed in the area.

In 1998, the Anhui Exploration (Nuclear Technology) Institute discovered gold and poly-metallic deposits in the district. The mineral resource, subject of this report, was located primarily by surface exploration techniques, primarily surface trenching.

In March of 1999, the Anhui Exploration (Nuclear Technology) Institute sought additional investors; their involvement resulted in the formation of our joint venture partner, Xinzhou Gold. Senior management and owners of Xinzhou Gold are also our partner in Zhen Ding JV and also form part of the senior management of Zhen Ding DE.

In 2010, an additional financial partner was admitted to the Wuxi Gold Project and committed to expending up to US$4,000,000 to firm up the mining tunnels, for additional drilling and building an ore processing (concentration) plant. Zhen Ding JV has spent about $27.5 million RMB (about US$4.3 million) over the past 3 years.

The Physical Plant at the Wuxi Gold Project

The processing of the ore is through a gravity concentration plant which has been built on the northeast side of the mountain located within the Zhen Ding JV prospect. The plant is owned and operated by Zhen Ding JV and is approximately four years old.  It currently has a capacity to process 200 tons of rock daily, with infrastructure in place to provide for expansion of capacity to 600 tons.

In the PRC, land use rights are the legal rights for an entity to use land for a fixed period of time. The PRC has adopted a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state or by rural collective economic organizations.  As of December 31, 2015, the Zhen Ding JV did not have any land use rights agreements with the PRC for the buildings owned by our Company. The Government owns the land where our Company’s buildings are located and allows our Company free usage of the land.

The overview of milling process is for the ore to be extracted and brought to the plant and initially passed through two crushers, one coarse and one more refined, which is then fed into one of three grinding mills, where the ore is ground into powder form. At the grinding process, the powdered ore is mixed with chemicals and then fed into a floatation machine. After the chemical treatment, output from the floatation machine goes through a filter and drying machine. The output of the drying produces our final product, which is a gold, silver, lead, zinc and copper concentrate. We do not produce pure metal. We estimate our extracted ore is 65-80% pure and is sold to refineries that further purify and separate the concentrate. Tailing are send directly to a tailing pond near the entrance side of the plant. There is no hazardous waste produced by our concentration plant and we recycle nearly all of the waste water. The plant was visited and inspected by the relevant authorities. It passed the inspection and was issued a safety permit to operate, which permit is valid through April 2016.

The plant was completed and tested during 2012. Milling activity commenced during the summer of 2012. In the five months ended December 31, 2012, Zhen Ding JV milled and sold $2,101,200 of metal concentrate. However, mining and production decreased at year end as Xinzhou Gold exhausted its higher concentrated gold deposits and needed to extract beyond the areas permitted by the mining license. Xinzhou Gold has applied for an expansion of licensed areas.  Zhen Ding JV will ramp up its milling activities if and when the license expansion is granted and we have obtained additional funding. We are maintaining minimal milling activities daily due to the decreased ore production by Xinzhou Gold from whom we purchase our raw material, but the major milling production operation should commence with additional capital and expanded mining area approval.

The following table presents the amount of processed metal ores sold by Zhen Ding JV from January 2012 through December 31, 2015:

Zhen Ding JV Processed Ore Sales Amounts

Products	2012	2013	2014	For the year ended, December 31, 2015	Total

Gold	$1,135,816	$23,193	$85,097	$-	$1,244,106
Silver	772,312	29,424	262,560	-	1,064,296
Lead	-	-	52,351	-	52,351
Copper	-	-	105,342	-	105,342
Other	193,089	3,943	143,200	-	340,232
Total	$2,101,217	$56,560	$648,550	$-	$2,806,327
Total Tons	22,473	605	421	-	23,499

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

Although we do not currently produce pure metals, it is part of our development plan to do so when general economic conditions and our cash resources permit.

Planned Production Development

We rely on Xinzhou Gold for our supply of ores.   Xinzhou Gold’s current exploration permit covers an area of 17.37 square kilometers, having been reduced from 34.37 square kilometers by the authorities due to an absence of drilling activities on the forfeited area and the allocation of the forfeited area for the construction of a high speed train.  Xinzhou Gold has been granted a mining permit with respect to 0.745 square kilometers of the current area.  The permitted annual mining capacity is 60,000 tons, and the concentration plant has been built with the annual future production capacity of 100,000 tons.

The future plan of development is as follows:

1.	Increase the production rate from processing 60,000 tons per year to 100,000 tons per year by 2017.

2.	Increase the production rate from processing 100,000 tons per year to 180,000 tons per year by 2018.

We will need to acquire additional drilling equipment in order to support these increased production targets, the total cost of which we estimate will be approximately US$4.8 million.

Planned Additional Deep Drilling Exploration Development

Out of the total 17.37 square kilometers, three holes have been drilled with very promising results in the deep zone, and indicating that such area likely contains porphyry copper gold deposits.  These three drill holes have revealed mineralized copper, gold and molybdenum.  One drill hole was especially promising, with a high content of copper (over 10%) with a 1.7m rock core drill.  The three drill holes produced almost 100m of rock core drill with industrial grade gold and molybdenum mineralization.  Sample collection is carried out strictly according to PRC national exploration standards with cleft rock core drill of each sampling (of 1.0-1.5 meters in length).  Analytical procedures are carried out in accordance with the national chemical analysis standard.  With respect to Quality Assurance/Quality Control (QA/QC) protocols, samples are analyzed with 20% repetition and internal and external corrections in order to ensure the accuracy of the analysis result relating to metals.

Future plans include:

•
Carrying out soil measurement (geochemistry) and surface sampling in the target area of 2km2, obtaining the secondary halo anomaly granite diorite stock and its wall rocks in order to find mineralization center for the further determination of drilling after chemical analysis.  This sampling is expected to be finished by autumn 2016 and is expected to cost approximately $20,000.

•
Excavating an exploratory trench of approximately 1000m3 to get fresh samples for further chemical analysis.  This excavation is expected to be finished by autumn 2016 and is expected to cost approximately $30,000.

•	Drilling three drill holes with 2000 meters depth to attempt to identify the ore bodies. This drilling is expected to be finished by autumn 2016 and is expected to cost approximately $200,000.

•
We will seek to drill 10 additional drill holes within the area of 3.6 square kilometers, the depth of each hole will be 1000 meters and the cost for each hole will be one millions RMB or US$160,000.00. Total: US$1.6 million. The drilling is expected to be finished by summer 2017.

•
8-10 holes will be drilled within the area of 0.74 square kilometers covered by the mining license, and the cost will about RMB 10 million or total US$1.6 million.  The drilling is expected to be finished by summer 2017.

•	Chemical analysis of approximately 1,000 samples, which is expected to cost about $50,000 and to be finished by the end of 2016.

•	Preparation of a geological and technique report, which is expected to cost about $20,000 and to be completed by the end of 2016.

Our company does not have sufficient resources to execute our exploration and production plans and we are currently seeking additional financing to fund these plans.  We anticipate that the No. 271 Geological Team of Anhui Bureau of Geology and Mineral Exploration will undertake these exploration tasks.  This geological company has a Grade A Certificate of Geological Exploration issued by the Administration of Land and Mineral Resources of China.  During exploration they will be assisted by experts from the Institute of Geochemistry, Institute of Geology and Geophysics, Chinese Academy of Sciences, in finding the correct methods, target area and data analysis.

Our Joint Venture, Zhen Ding Mining Co., Ltd.

On November 4, 2004, (Jing Xian) Xin Zhou Gold Co. Ltd of Anhui Province China (“Xinzhou Gold”) and Z & W Zhen Ding Corporation, a California corporation (“Zhen Ding CA”), entered into a joint venture agreement to form a limited liability mining company, named (Jing Xian) Zhen Ding Mining Co., Ltd, incorporated under Chinese law (“Zhen Ding JV”), for the purposes of processing metal ores which Xinzhou Gold extracts from the natural mineral resources found in the 34.75 square kilometers Wuxi property located in Langqiao Town, Jing County, Anhui Province, China.  The terms of the Zhen Ding JV are governed by the joint venture agreement and the Articles of Association for the Zhen Ding JV.

Zhen Ding JV has a registered capital of US$1,680,000 and a total investment of US$2,418,000, with Zhen Ding CA making 70% and Xinzhou Gold making 30% of the capital contribution.  Generally, Xinzhou Gold is responsible for the mining operations and Zhen Ding CA is responsible for Zhen Ding JV’s cash needs, machinery and equipment, labor management and overseeing financial matters such as taxes, finances and audits.

Profits and losses of Zhen Ding JV are shared by both parties in accordance to the capital contribution ratio.  The management of Zhen Ding JV consists of a seven-member board of directors with four appointed by Xinzhou Gold and three appointed by Zhen Ding CA.  The Zhen Ding JV business operations are managed by a general manager appointed by Xinzhou Gold and two deputy general managers with Xinzhou Gold and Zhen Ding CA each appointing one of them.

Zhen Ding JV has a term of 20 years and can be renewed with unanimous approval of its board of directors and the Ministry of Foreign Trade and Economic Development of the PRC.  The joint venture may be terminated with the consent of both parties, or by either Xinzhou Gold or Zhen Ding CA alone in the case of any of the following:

•	The joint venture is unable to continue operations due to heavy losses;

•	The joint venture is unable to continue operations due to an event of force majeure;

•	A substantial uncured breach by the other party of the joint venture agreement or the Articles of Association; or

•	The joint venture fails to obtain its operational objectives and has no good prospects for doing so.

Zhen Ding JV also provides management consulting to Xinzhou Gold and assists Xinzhou Gold in its financing efforts to secure additional funding to expand its mining operation.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for the Wuxi Gold Mine operations.  In return Xinzhou Gold sells all of its ore production to Zhen Ding JV for processing at a price determined by the relevant Chinese metal market price as approved by the local government finance department.  In addition, Xinzhou Gold is required to achieve a minimum profit.

Xinzhou Gold is owned 30% by Zhou Qiang, a Director and shareholder of Zhen Ding DE, 23% by Zhou Zhi Bin, a Director and shareholder of Zhen Ding DE, 23% by Wei De Gang, Chairman, CFO and a Director and Shareholder of Zhen Ding DE, 4% by Tang Yong Hong, and 20% by Chen Yan Song.

Item 3.            Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “RBTK.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2015	$0.14	$0.14
September 30, 2015	$1.55	$0.14
June 30, 2015	$1.50	$1.50
March 31, 2015	$1.50	$1.50
December 31, 2014	$1.50	$1.50
September 30, 2014	$1.85	$1.50
June 30, 2014	$1.9324	$1.85
March 31, 2014	$1.9324	$1.9324
December 31, 2013	$2.5	$0.9324

* No trades occurred during this period.

Our shares are issued in registered form. Jersey Transfer & Trust Co., 201 Bloomfield Avenue, Verona NJ  07044, Telephone: (973) 239-2712; Facsimile: (973) 215-2740 is the registrar and transfer agent for our common shares.

On April 5, 2016, the shareholders’ list showed 182 registered shareholders with 63,968,798 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

As of December 31, 2015, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

Item 6.            Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2016 is as follows:

1.	to continue to pursue potential financing activities. The funds raised would be used to:

a.	identify additional veins;

b.	re-start the mill;

c.	re-test the mill;

d.	develop expansion plans for our plant capacity;

e.	drill additional holes near the concentration plant; and

f.	undertake at least three deep drill holes in the permitted area.

2.
to re-commence greater milling operations as soon as possible. This is expected to be in the last quarter of 2016. This will involve re-testing the plant equipment and re-hiring all personnel that was laid off as a result of the mining halt;

3.
to actively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material;

4.	to look for a partner in the natural resources field in order to enhance our future capability to access necessary funding; and

5.	seek other businesses opportunities and other strategic transactions with a view toward diversifying our business and attracting new investment.

Cash Requirements

Our net cash provided by financing activities during the year ended December 31, 2015 was $186,168 as compared to $467,451 during the year ended December 31, 2014.  We had current assets consisting entirely of $4,320 in cash as at December 31, 2015, and current liabilities of $7,38276.  This compares to our current assets of $289,871 as at December 31, 2014, consisting of cash of $8,199, accounts receivable net of allowance for doubtful accounts  of$174,896, and prepaid expenses of $6,663, and current liabilities of $6,991,100.  Our working capital deficit as at December 31, 2015 was $7,378,440 compared to $6,701,229 as at December 31, 2014.

In order to execute our business plan over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative Expenses	100,000
Purchase of Drilling Equipment	2,400,000
Exploration Expenses for Deep Drilling Program	750,000
Consulting & Permit Fees	150,000
Misc	100,000

Total	3,500,000

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2016.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations - Years Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2015 and 2014, which are included herein.

Our operating results for the years ended December 31, 2015 and 2014, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change Between Years Ended December 31, 2015 and December 31, 2014
Revenue	$-	$648,550	$(648,550)
Cost of revenue	-	471,835	(471,835)
General and administration	482,002	565,289	(83,287)
Impairment of long-lived assets	1,784,350	-	1,784,350
Depreciation	335,792	257,778	78,014
Interest expense	579,805	545,840	33,965
Other expenses	-	253	(253)
Net loss	$3,181,949	$1,192,445	$1,989,504

Our financial statements report a net loss of $3,194,832 for the year ended December 31, 2015 compared to a net loss of $1,192,445 for the year ended December 31, 2014. Our losses have increased by $2,002,387, primarily as a result of an absence of revenue and a significant increase in impairment expense during fiscal 2015.

Our operating expenses for the year ended December 31, 2015 were $2,615,027 compared to $823,067 for the year ended December 31, 2014. The 1,791,960 increase in operating expenses was primarily as a result of a significant increase in impairment expense during fiscal 2015.

Liquidity and Financial Condition

Working Capital

	At December 31, 2015	At December 31, 2014
Current assets	$4,320	$289,871
Current liabilities	7,394,886	6,991,100
Working capital (deficit)	$(7,390,566)	$(6,701,229)

Cash Flows

	Year Ended
	December 31,
	2015	2014
Net cash (used in) operating activities	$(190,022)	$(479,764)
Net cash (used in) investing activities	-	-
Net cash (used in) financing activities	186,168	467,451
Net increase (decrease) in cash	$(3,879)	$(12,355)

Our total current liabilities as of December 31, 2015 were $7,382,760 as compared to total current liabilities of $6,991,100 as of December 31, 2014. The $391,660 increase was primarily due to accrued interest due to related parties.

Operating Activities

Net cash used in operating activities was $190,023 for the year ended December 31, 2015 compared to $479,764 for the year ended December 31, 2014.

Investing Activities

We did not use or receive any Net cash in investing activities during the years ended December 31, 2015 or December 31, 2014.

Financing Activities

Net cash provided by financing activities was $186,168 for the year ended December 31, 2015 compared to $467,451 in 2014.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2015, our company has an accumulated deficit of $18,034,800 since inception and had a working capital deficit of $7,378,440.. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of our company, our wholly subsidiary Z&W Zhen Ding Corporation and our majority owned subsidiary Zhen Ding Mining Co. Ltd. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments("ASU 2015-16"), as part of its simplification initiative. Under ASU 2015-16, an acquirer would be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer must record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Under ASU 2015-16, entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. Our Company adopted this pronouncement in the third quarter of 2015 and the adoption of this standard did not have a material effect on our Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 simplifies the classification of deferred income tax liabilities and assets on the balance sheet by requiring deferred tax liabilities and assets to be classified as non-current on the balance sheet rather than classifying them separately into current and non-current amounts. The guidance in ASU No. 2015-17 is effective for periods beginning after December 15, 2016 and early adoption is permitted. Our Company early adopted this pronouncement in the fourth quarter of 2015 on a prospective basis. As a result, our Company has presented all deferred tax assets and liabilities as non-current on the accompanying consolidated balance sheet as of December 31, 2015, but has not reclassified current deferred tax assets and liabilities on the accompanying consolidated balance sheet at December 31, 2014. See Note 8, “Income Taxes”, for further information regarding the adoption of this standard.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.            Financial Statements and Supplementary Data

Zhen Ding Resources Inc.

Consolidated Financial Statements

As of December 31, 2015 and 2014

and for the years then ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zhen Ding Resources Inc.
Montreal, Quebec Canada

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended.  Zhen Ding Resources Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhen Ding Resources Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Zhen Ding Resources Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Zhen Ding Resources Inc. has suffered recurring losses from operations and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 14, 2016

Zhen Ding Resources Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$4,320	$8,199
Accounts receivable, net of allowance for doubtful accounts	-	100,113
VAT receivables	-	174,896
Prepaid expenses and other current assets	-	6,663
Total current assets	4,320	289,871

Property and equipment, net of accumulated depreciation	-	1,929,820
Construction in progress	-	174,318

Total assets	$4,320	$2,394,009

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$327,739	$349,955
Accrued interest – related parties	2,353,997	1,885,345
Deferred revenues	155,021	163,779
Due to related parties	761,066	766,672
Short-term debt – related parties	3,784,937	3,825,349
Total current liabilities	7,382,760	6,991,100

Equity (Deficit):
Common stock, 150,000,000 shares authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive gain (loss)	200,882	(79,538)
Accumulated deficit	(18,034,800)	(15,760,155)
Total deficit attributable to Zhen Ding Resources Inc.	(5,070,077)	(3,075,852)
Non-controlling interests	(2,308,363)	(1,521,239)

Total equity (deficit)	(7,378,440)	(4,597,091)

Total liabilities and equity (deficit)	$4,320	$2,394,009

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2015 and 2014

	2015	2014
Revenues	$-	$648,550
Cost of revenues	-	(471,835)

Gross profit	-	176,715

Operating expenses:
General and administrative	484,002	565,289
Impairment of long-lived assets	1,784,350	-
Depreciation	335,792	257,778

Total operating expenses	2,602,144	823,067

Operating loss	(2,602,144)	(646,352)

Other expenses:
Interest expense	(579,805)	(545,840)
Other expenses	-	(253)

Total other expenses	(579,805)	(546,093)

Net loss	(3,181,949)	(1,192,445)

Loss attributable to non-controlling interests	907,304	324,736

Net loss attributable to Zhen Ding Resources Inc.	$(2,274,645)	$(867,709)

Basic and diluted loss per common share	$(0.04)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(3,181,949)	$(1,192,445)
Other comprehensive income:
Foreign currency translation adjustments	400,600	22,664
Total comprehensive loss	(2,781,349)	(1,169,781)
Comprehensive loss attributable to non-controlling interest	787,124	317,936
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(1,994,225)	$(851,845)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2013	63,968,798	$6,397	$12,762,875	(5,431)	(95,402)	(14,892,446)	(1,203,303)	(3,427,310)

Foreign currency translation adjustment	-	-	-	-	15,864	-	6,800	22,664

Net loss	-	-	-	-	-	(867,709)	(324,736)	(1,192,445)

Balances, December 31, 2014	63,968,798	$6,397	$12,762,875	$(5,431)	$(79,538)	$(15,760,155)	$(1,521,239)	$(4,597,091)

Foreign currency translation adjustment	-	-	-	-	280,420	-	120,180	400,600

Net loss	-	-	-	-	-	(2,274,645)	(907,304)	(3,181,949)

Balances, December 31, 2015	63,968,798	$6,397	$12,762,875	$(5,431)	$200,882	$(18,034,800)	$(2,308,363)	$(7,378,440)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss	$(3,181,949)	$(1,192,445)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt expense	100,790	100,042
VAT receivables write-down	175,963	-
Inventory write-down	-	226,088
Depreciation expense	335,792	340,458
Impairment of long-lived assets	1,784,350	-
Change in operating assets and liabilities
Accounts receivable	-	(197,529)
VAT receivables	118	52,746
Inventory	-	(128,583)
Prepaid expenses and other current assets	6,708	(6,671)
Accounts payable and accrued liabilities	(7,564)	(75,973)
Accrued interest-related parties	595,770	564,803
Deferred revenues	-	(162,700)
Net cash used in operating activities	(190,022)	(479,764)

Cash flows from financing activities
Net change in advances from related parties	36,646	88,393
Proceeds from borrowings on short-term debt – related parties	149,522	379,058
Net cash provided by financing activities	186,168	467,451

Foreign currency translation	(25)	(42)

Net change in cash and cash equivalents	(3,879)	(12,355)

Cash and cash equivalents - beginning of the year	8,199	20,554

Cash and cash equivalents - end of the year	$4,320	$8,199

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Reclassification of construction in progress to fixed assets	$-	$27,471

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Notes to Consolidated Financial Statements

Note 1.  Description of Business

Zhen Ding Resources Inc. (formerly Robotech Inc.) (the “Company”, “Zhen Ding DE”, or “ZDRI”) was incorporated in State of Delaware in September 1996 and began its business activities in the field of development and marketing of specialized technological equipment. In early 2010, the business direction of our Company was changed to seek opportunities from this revival and our Company began to focus particularly on searching for companies engaged in the mining of gold, silver and copper.

Our Company entered into negotiations with Zhen Ding Resources Inc. (a Nevada entity) (“Zhen Ding NV”), which indirectly owns 70% of a Chinese Joint Venture entity, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV” or “JXZD”). This indirect ownership is through a 100% ownership of a California company Z&W, Zhen Ding Corporation (“Z&W CA”). During 2012 and 2013, total issued and outstanding common stock of Zhen Ding NV were tendered to our Company. On October 28, 2013, our Company dissolved Zhen Ding NV by merging it into our Company.

Our Company, now through Zhen Ding NV’s wholly owned subsidiary, Z&W CA, participates in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company JXZD is 70% held by our Company through Z&W CA who has the mineral exploration, mineral mining and gold mining rights to a property located in the southwestern part of Anhui province in China, near the town of Jing Xian. Xinzhou Gold, the other 30% partner of JXZD is the actual named owner of the various licenses used by JXZD and transferred all rights emanating from these licenses as part of the joint venture agreement between Z&W CA and Xinzhou Gold. Our Company’s primary activity, through JXZD, is ore processing and production in China.

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

Basis of Presentation and Principles of Consolidation

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the years ended December 31, 2015 and 2014, the Company had aggregate foreign currency translation gain of $400,600 and $22,664, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2015 and 2014, the Company recorded allowances of $201,191 and $100,042, respectively, for doubtful accounts from certain sales that occurred but had not been collected.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of December 31, 2015 and 2014, due to their short-term nature.

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

Revenue Recognition

Revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received prior to the satisfaction of above criteria are recorded as deferred revenue.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2015 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Under ASU 2015-15, entities are permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit-arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted for financial statements that have not yet been previously issued. In accordance with ASU 2015-03 and ASU 2015-15, companies should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will adopt these pronouncements in the first quarter of 2016. Adoption is not expected to have a material effect on the Company's consolidated financial statements, but will affect balance sheet presentation.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out ("LIFO") and the retail inventory method. The guidance in ASU No. 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments("ASU 2015-16"), as part of its simplification initiative. Under ASU 2015-16, an acquirer would be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer must record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Under ASU 2015-16, entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company adopted this pronouncement in the third quarter of 2015 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 simplifies the classification of deferred income tax liabilities and assets on the balance sheet by requiring deferred tax liabilities and assets to be classified as non-current on the balance sheet rather than classifying them separately into current and non-current amounts. The guidance in ASU No. 2015-17 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company early adopted this pronouncement in the fourth quarter of 2015 on a prospective basis. As a result, the Company has presented all deferred tax assets and liabilities as non-current on the accompanying consolidated balance sheet as of December 31, 2015, but has not reclassified current deferred tax assets and liabilities on the accompanying consolidated balance sheet at December 31, 2014. See Note 8, “Income Taxes”, for further information regarding the adoption of this standard.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of December 31, 2015, the Company had accumulated losses of $18,034,800 since inception and had a working capital deficit of $7,378,440. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

As of December 31, 2015 and 2014, the Company had VAT receivables of $0 and $174,896, respectively. The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of December 31, 2015, the Company wrote down the VAT receivable of approximately $175,000 due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property and Equipment

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2015	2014

Buildings	$1,310,813	$1,358,788
Motor vehicles	61,949	65,368
Production and office equipment	1,286,310	1,379,793
Subtotal	2,659,072	2,803,949
Less: Accumulated depreciation	(1,144,493)	(874,129)
Less: Impairment of long-lived assets	(1,514,579)	-
Property and equipment, net	$-	$1,929,820

Depreciation for the years ended December 31, 2015 and 2014 is summarized as follows:

Statement of operations	2015	2014
Operating Costs	$335,792	$257,778
Cost of revenues	-	82,680
Total depreciation	$335,792	$340,458

In the PRC, land use rights are the legal rights for an entity to use land for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”). As of December 31, 2015, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property and equipment mainly consisted of equipment or buildings in relation to ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and the probability to sell these low quality processed ore powder is low. Accordingly, the Company had no production during 2015.

The Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of declining future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of the property and equipment associated with its ore processing operation and determined that assets with a carrying amount of approximately $1.5 million were no longer recoverable and were in fact impaired. The Company wrote the assets down to their estimated fair value.

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.5 million impairment loss on the assets, which was reflected as a separate line item in the income statement.

Note 6. Construction in Progress

As of December 31, 2015 and 2014, the Company had Construction in progress (“CIP”) of $0 and $174,318, respectively.  At December 31, 2015, the Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of construction in progress associated with its ore processing operation and determined that the asset was no longer recoverable and was in fact impaired. Accordingly, the Company recorded an approximately $200,000 impairment loss on the asset at December 31, 2015.

Note 7. Related Party Transactions

Accounts payables

As of December 31, 2015 and 2014, the Company had payables of $761,066 and $766,672, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2015 and 2014, the Company had short-term debts to related parties of $3,784,937 and $3,825,349, respectively. The details of the loans are described as below.

At December 31, 2015:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,768,900	15%	May 31, 2011	On Demand
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,170	15%	January 1, 2011	On Demand
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,700	15%	January 1, 2011	On Demand
Tang Yong Hong	Manager of JXZD	331,489	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	4,790	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 03, 2015	On Demand
YYC Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	May 22, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	308,000	15%	December 18, 2012	On Demand
Total		$3,784,937

At December 31, 2014:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity

Wei De Gang	CEO & Legal Person of JXZD	$2,905,515	15%	May 31, 2011	On Demand
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	17,063	15%	January 1, 2011	On Demand
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	8,125	15%	January 1, 2011	On Demand
Tang Yong Hong	Manager of JXZD	334,622	15%	February 28, 2014	February 28, 2015
Yan Chun Yan	Accountant of JXZD	3,171	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	154,965	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	325,000	15%	December 18, 2012	December 18, 2015
Total		$3,825,349

In addition, as of December 31, 2015 and 2014, the Company had accrued interest payable to the related parties of $2,353,997 and $1,885,345, respectively. For the year ended December 31, 2015 and 2014, the Company recorded interest expense of $579,805 and $545,840, respectively.

Note 8. Deferred Revenues

As of December 31, 2015 and 2014, the Company had deferred revenue of $155,021 and $163,779, respectively, related to advances that the Company received from its customers.

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

Note 10. Income Taxes

The Company and its subsidiaries are subject to income taxes on an "entity" basis that is, on income arising in or derived from the tax jurisdiction in which each entity is domiciled. It is management's intention to reinvest all the income earned by the Company's subsidiaries outside of the US. Accordingly, no US federal income taxes have been provided on earnings of the foreign based subsidiaries.

The Company was incorporated in the United States and is subject to United States federal income taxes and had incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of December 31, 2015, the Company had net operating losses (“NOL”) carryforwards of approximately $18,034,000. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2015 and 2014.

Note 11. Major Customers and Vendors

During the year ended December 31, 2014, all sales were to three customers. During the year ended December 31, 2014, the Company purchased all raw materials from Xinzhou Gold. During the year ended December 31, 2015, the Company had no sale or purchase of raw material.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) ineffective controls over period end financial disclosure and reporting processes; and

4) lack of accounting personnel with adequate experience and training.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) ineffective controls over period end financial disclosure and reporting processes; and

4) lack of accounting personnel with adequate experience and training.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wei, De Gang	Chairman, Chief Financial Officer and Director	59	August 13, 2012
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	64	August 13, 2012
Zhou, Qiang	Director	68	August 13, 2012
Zhou, Zhi Bin	Director	66	August 13, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

De Gang Wei - Chairman, Chief Financial Officer and Director

Mr. Wei earned a BSc degree in Metallurgy from Anhue University.

From December 1975 to May 1993, he was employed by the East China Metallurgical Geology Bureau, where he engaged in Geological survey work in the Anhue Tongling region. From June 1993 to August 2002. Mr. Wei was sales and marketing manager for Tongling Copper Based Group of Xinqiao Mine Supply and Marketing Division. Then from January 2004 to December 2009, he worked as the legal representative of Tongling Copper Minerals Ltd. The company is a major copper, lead and zinc processing operation in the province.

From Oct. 2010 until now, he is managing director in charge of the construction and operation of the mineral processing-concentration plant for Jin Xian Zhen Ding Mining Company.

In September January 2012, he was elected a director and Chairman of the Board of Directors of Zhen Ding Resources Inc., and also to the position of Chief Financial Officer of the Company. At the same time, he serves as the legal representative of the Company’s JV, Xian Zhen Ding Mining Company.

Wen Mei Tu - President, Chief Executive Officer, Treasurer, Secretary and Director

Ms. Tu has a B.A. in Business Administration from McGill University in Montreal, Quebec.  Ms. Tu has worked both in the private and public sectors, and has held various management positions. In 1990, she established the groundwork for several companies by forming her own business to develop and finance projects in the Far East. She has established strong and close relationships with many contacts in both the private and government sectors in China and Taiwan. This extensive experience and entrepreneurial spirit is the basis of potential implementation of joint ventures and strategic partnerships. From 1997 to present, she was the Chairman and CEO of Trantech Ltd., a private high tech research and development company in Solar, Chips & Non-vacuum production process field.

Qiang Zhou –Director

Mr. Zhou graduated from Shanghai Gymnastic University with a degree in Phys-Ed Management. From 1989 to 1996, he was the assistant general manager for Shanghai Hui Feng Co. Ltd., an international trading company. From 1996 to 2002, he was the assistant General Manager for Shanghai Heng De Investment Co. Ltd.., an international investment company dealing with office and residential real estate and small manufacturing business investment. Subsequently he became one of the co-founders and a director of Xinzhou Gold Co. He has worked as consultant for the JV in since its founding in 2005, and is currently also a director of the Company.

Zhi Bin Zhou –Director

Mr. Zhou graduated from Wu Han Military & Political University in Management. He started as a surveyor in the hydro geological section and worked in Shanghai for almost ten years. He worked with the planning group building the Shanghai Pak Hu Hotel and then stayed on as a department head in the hotel when they opened in 1986. In 2000, he co-founded Xinzhou Gold and is currently the Chairman and CEO Xinzhou Gold, and is currently also a director of Zhen Ding DE.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors

Item 11.          Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

De Gang Wei Chairman and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2015 we did not grant any stock options.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei Gong Shan Zhen, Dagongcun Anhui Province 244011 China	8,400,000(2) Common Shares	9.69%
Qiang Zhou No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(3) Common Shares	8.0%
Zhi Bin Zhou 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(4) Common Shares	9.38%
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	1,232,000 Common Shares	1.90%
Directors and Executive Officers as a Group	21,732,000 Common Shares	34.0%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	13.94%
Shareholders Holding Over 5%	8,919,233 Common Shares	13.94%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 5, 2016. As of April 5, 2016 there were 63,968,798 shares of our company’s common stock issued and outstanding.

(2)	Includes 2,200,000 common shares held by his wife Ms. Wei.
(3)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.
(4)	Includes 1,000,000 common shares held by his wife Ms. Yan Ling Zhao.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2015 and 2014, we had short-term debts and current portion of long-term debt to related parties of $3,784,937 and $3,825,349, respectively.  The details of the loans are described as below.

As of December 31, 2015 and December 31, 2014, Zhen Ding JV owed payables of $761,066 and $766,672, respectively, to Xinzhou Gold for the transfer of fixed assets and construction in progress, operating expense paid by XinZhou on behalf of Zhen Ding JV and routine transactions whereby Xinzhou Gold supplies ore to Zhen Ding JV. The average ore price paid was $52 per ton during the period from January 1, 2012 to December 31, 2014.  The $52 per ton average ore price paid to Xinzhou Gold was based on the Domestic Standard cited in Chapter 7, Article 18 (Product Sales) of the joint venture agreement.  The Domestic Standard is governed by the National Bureau of Trade & Industry and the Taxation Department.  Consistent with the Domestic Standard, the ore price per ton was determined by Xinzhou Gold based on the mineral composition of the ore and the market price per ton for such ore, and reports regarding ore sales are submitted to the Bureau of Trade & Industry for their recordation and assessment.  The Taxation Department may audit the transactions based on the reports it obtains from the Bureau of Trade & Industry.

These payables of Zhen Ding JV to Xinzhou Gold bear no interest, are unsecured and are due on demand.  Zhen Ding JV paid principal of $153,446 during 2014 and $0 during the fiscal 2015.  Zhou, Zhi Bin, a director and major shareholder of Zhen Ding DE, was the founder and is a director and 23% owner of Xinzhou Gold.   Wei, De Gang, Chief Financial Officer, a director and major shareholder of Zhen Ding DE, is a director and 23% owner of Xinzhou Gold. Zhou, Qiang, a director of Zhen Ding DE, is a director and 30% owner of Xinzhou Gold. Tang Yong Hong, an officer of Zhen Ding DE, is a director and 4% owner of Xinzhou Gold.

Wei, De Gang, the Chief Financial Officer and Chairman and a major shareholder of Zhen Ding DE, has loaned various amounts to our company beginning in May 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Wei for the year ended December 31, 2015 was $4,215,283 compared to $3,994,398 at December 31, 2014. Our company accrued interest payable to Mr. Wei of $414,423 during 2015 and repaid $0 in aggregate principal during 2015.

Tang Yong Hong, an officer of Zhen Ding DE and Zhen Ding JV, has loaned various amounts to our company beginning in February 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum. The aggregate amount of loans and outstanding interest payable to Mr. Tang for the year ended December 31, 2015 was $395,174 compared to $349,993 at December 31, 2014.  Our company accrued interest payable to Mr. Tang of $49,119 during 2015 and repaid $0 in aggregate principal during 2015.

Tu, Wen Mei, the Chief Executive Officer and a director of Zhen Ding DE, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand or in 2015 and bear interest at the rate of 12% per annum.  The aggregate amount of loans and outstanding interest payable to Ms. Tu for the year ended December 31, 2015 was $299,410 compared to $175,850 at December 31, 2014. Our company accrued interest payable to Ms. Tu of $25,560 during 2015 and repaid $0 in aggregate principal during the first quarter of 2015.

Zhou, Qiang, a Director of Zhen Ding DE and the former legal representative and president of Zhen Ding JV, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand or in 2015 and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Zhou for the year ended December 31, 2015 was $447,739 compared to $423,702 as at December 31, 2014. Our company accrued interest payable to Mr. Zhou of $46,200 and repaid $0 in aggregate principal during 2015.

Director Independence

We currently act with four directors, consisting of De Gang Wei, Wen Mei Tu, Qiang Zhou and Zhi Bin Zhou.

We have determined that Qiang Zhou and Zhi Bin Zhou are each independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.          Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$53,500	$26,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$53,500	$26,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

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

(21)	List of Subsidiaries

21.1	Z&W Zhen Ding Corporation, a California corporation (100% held)

21.2	Zhen Ding Mining Co. Ltd., a PRC corporation (70% held)

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 14, 2016	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 14, 2016	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 14, 2016	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2016	/s/ Qiang Zhou
Qiang Zhou
Director

Dated: April 14, 2016	/s/ Zhi Bin Zhou
Zhi Bin Zhou
Director