Form 10-Q
period 2016-03-31
ZHEN DING RESOURCES INC.
filed 2016-05-16
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2016
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

438-882-4148
(Registrant’s telephone number, including area code)
N/A
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

63,968,798 common shares issued and outstanding as of May 9, 2016

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

Our unaudited interim financial statements for the three month periods ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets

Current Assets:
Cash and cash equivalents	$17,748	$4,320
Accounts receivable, net of allowance of $190,639 and $201,191, respectively	-	-
VAT receivable, net of allowance of $166,735 and $174,896, respectively	-	-
Total current assets	17,748	4,320

Property, plant and equipment, net of accumulated depreciation and impairment	-	-

Total assets	$17,748	$4,320

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$332,182	$327,739
Accrued interest – related parties	2,510,424	2,353,997
Deferred revenues	156,048	155,021
Due to related party	766,106	761,066
Short-term debt-related parties	3,843,281	3,784,937
Total current liabilities	7,608,041	7,382,760

Equity (Deficit):
Common stock, 150,000,000 shares authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive gain	167,594	200,882
Accumulated deficit	(18,157,539)	(18,034,800)
Total deficit attributable to Zhen Ding Resources Inc.	(5,226,104)	(5,070,077)
Non-controlling interests	(2,364,189)	(2,308,363)

Total equity (deficit)	(7,590,293)	(7,378,440)

Total liabilities and equity (deficit)	$17,748	$4,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three Months ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Operating expenses:
General and administrative	26,183	62,034
Depreciation	-	85,000

Total operating expenses	26,183	147,034

Operating loss	(26,183)	(147,034)

Other expense:
Interest expense	(138,115)	(141,953)

Total other expense	(138,115)	(141,953)

Net loss	(164,298)	(288,987)

Loss attributable to non-controlling interests	41,559	75,400

Net loss attributable to Zhen Ding Resources Inc.	$(122,739)	$(213,587)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(164,298)	$(288,987)
Other comprehensive loss
Foreign currency translation adjustments	(47,555)	(16,465)
Total comprehensive loss	(211,853)	(305,452)
Comprehensive loss attributable to non-controlling interest	55,826	80,340
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(156,027)	$(225,112)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss	$(164,298)	$(288,987)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	85,000
Change in operating assets and liabilities
VAT receivables	-	(729)
Accounts payable and accrued liabilities	2,337	6,377
Accrued interest-related parties	139,820	147,448
Net cash used in operating activities	(22,141)	(50,891)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	35,571	56,840
Net cash provided by financing activities	35,571	56,840

Foreign currency translation adjustments	(2)	3

Net change in cash and cash equivalents	13,428	5,952

Cash and cash equivalents - beginning of the year	4,320	8,199

Cash and cash equivalents - end of the year	$17,748	$14,151

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Reclassification of construction in progress to fixed assets	$-	$22,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Description of Business

Zhen Ding Resources Inc. (formerly Robotech Inc.) (the “Company”, “Zhen Ding DE”, or “ZDRI”) was incorporated in the State of Delaware in September 1996 and began its business activities in the development and marketing of specialized technological equipment. In early 2010, the business direction of our Company was changed to seek opportunities to focus particularly on searching for companies engaged in the mining of gold, silver and copper.

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

Our Company, now through Zhen Ding NV’s wholly owned subsidiary, Z&W CA, participates in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company JXZD is 70% held by our Company through Z&W CA who has the mineral exploration, mineral mining and gold mining rights to a property located in the southwestern part of Anhui province in China, near the town of Jing Xian. Xinzhou Gold, the other 30% partner of JXZD is the actual named owner of the various licenses used by JXZD and transferred all rights emanating from these licenses as part of the joint venture agreement between Z&W CA and Xinzhou Gold. Our Company’s primary activity, through JXZD, is ore processing and production in China. The Company had limited operations and plans to resume selling processed ore concentrate as soon as possible to provide Zhen Ding JV the cash flow needed to keep its plant operating and to maintain a viable work force for future expansion.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company, its wholly subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the three months ended March 31, 2016 and 2015, the Company had aggregate foreign currency translation losses of $47,555 and $16,465, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2016 and December 31, 2015, the Company had an allowance of $190,639 and $201,191, respectively, for doubtful accounts.

Property, plant and Equipment

Property, plant and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of March 31, 2016 and December 31, 2015, due to their short-term nature.

Non-controlling Interests

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

Revenue Recognition

Revenue is recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received prior to the satisfaction of the above criteria are deferred.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2016 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2016, the Company had accumulated losses of $18,150,557 since inception and had a working capital deficit of $7,590,293. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of March 31, 2016 and December 31, 2015, the Company fully reserved the VAT receivable of approximately $175,000 due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property, plant and Equipment

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2016	2015

Buildings	$1,319,495	$1,310,813
Motor vehicles	62,359	61,649
Production and office equipment	1,294,815	1,286,310
Construction in progress	166,294	165,199
Subtotal	2,842,963	2,823,971
Less: Accumulated depreciation	(1,152,074)	(1,144,493)
Less: Impairment of long-lived assets	(1,690,889)	(1,679,478)
Property, plant and equipment, net	$-	$-

For the periods ended March 31, 2016 and 2015, the Company recorded depreciation expenses of $0 and $85,000, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of March 31, 2016, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property and equipment mainly consisted of equipment or buildings in relation to the ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and concluded the probability to sell the low quality processed ore powder is low. Accordingly, the Company had no production during 2016 and 2015.

The Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of declining future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of the property and equipment associated with its ore processing operation and determined that assets with a carrying amount of approximately $1.7 million were no longer recoverable and were impaired. Accordingly, the Company determined it would be required to write the assets down to their estimated fair value.

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.7 million impairment loss on the assets.

Note 6. Related Party Transactions

Accounts payable

As of March 31, 2016 and December 31, 2015, the Company had payables of $766,106 and $761,066, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2016 and December 31, 2015, the Company had short-term debts to related parties of $3,842,281 and $3,784,937, respectively. The details of the loans are described as below.

At March 31, 2016:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,787,274	15%	May 31, 2011	On Demand
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,277	15%	January 1, 2011	On Demand
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,751	15%	January 1, 2011	On Demand
Tang Yong Hong	Manager of JXZD	333,685	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	5,401	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	288,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 03, 2015	On Demand
YYC Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	May 22, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,888	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	310,040	15%	December 18, 2012	On Demand
Total		$3,843,281

At December 31, 2015:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal Person of JXZD	$2,768,900	15%	May 31, 2011	On Demand
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	16,170	15%	January 1, 2011	On Demand
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,700	15%	January 1, 2011	On Demand
Tang Yong Hong	Manager of JXZD	331,489	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	4,790	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 03, 2015	On Demand
YYC Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	May 22, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	308,000	15%	December 18, 2012	On Demand
Total		$3,784,937

As of March 31, 2016 and December 31, 2015, the Company had accrued interest payable to the related parties of $2,510,424 and $2,353,997, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded interest expenses of $138,115 and $141,953, respectively.

Note 7. Deferred Revenues

As of March 31, 2016 and December 31, 2015, the Company had deferred revenue of $156,048 and $155,021, respectively, related to advances that the Company received from its customers.

Note 8. Contingencies

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

Note 9. Income Taxes

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of March 31, 2016, the Company had net operating losses (“NOL”) carryforwards of approximately $18 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2016 and December 31, 2015.

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

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

Zhen Ding Resources Inc. (formerly Robotech Inc.) (the “Company”, “Zhen Ding DE”, or “ZDRI”) was incorporated in State of Delaware in September 1996 and began our business activities in the development and marketing of specialized technological equipment. At that time we estimated that we would require approximately $6,000,000 to realize our plans. Through the year 2003, we had not reached our financing goals and therefore abandoned that particular business plan. Since that time, we have been seeking suitable candidates for acquisition.

In early 2010, the business direction of our company was changed to seek to profit from precious metals, minerals and industrial commodities and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

In January 2012, our Board of Directors, with authorization from a majority of our shareholders, made an offer to the shareholders of Zhen Ding Resources Inc., a Nevada corporation (“Zhen Ding NV”), to acquire, at the very least, the majority of their common shares, and, if available, up to 100% ownership.

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

We plan to resume selling processed ore concentrate as soon as possible to provide Zhen Ding JV the cash flow needed to keep its plant operating and to maintain a viable work force for future expansion.

Although we do not currently produce pure metals, it is part of our development plan to do so in the future.

Plan of Operation

Our operating plan for the balance of 2016 is as follows:

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

Results of Operations

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

We had a net loss of $164,298 for the three months ended March 31, 2016, which was $124,689 less than the net loss of $288,987 for the three months ended March 31, 2015. The change in our results over the two periods is a result of a decrease in general and administrative expense, depreciation and interest expense caused by an overall decrease in our business operations leading up to, and during, the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2016 and March 31, 2015
General and administrative	$26,183	$62,034	(57.79%)
Depreciation	-	85,000	(100%)
Interest expense	(138,115)	(141,953)	(2.70%)
Net loss	$(164,398)	$(288,987)	(43.15%)

Revenue

We have not earned any revenues in the three months ended March 31, 2016 or March 31, 2015.  Our lack of revenue is due to our inability to find better quality materials for our production.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects current assets of $17,748.  We had cash and cash equivalents in the amount of $17,748 and a working capital deficit in the amount of $7,590,293 as of March 31, 2016. We have insufficient working capital to carry out our stated plan of operation for the next 12 months.

Working Capital

	At March 31, 2016	At December 31, 2015
Current assets	$17,748	$4,320
Current liabilities	7,608,041	7,382,760
Working capital deficit	$(7,590,293)	$(7,378,440)

As of March 31, 2016, we had accumulated losses of $18,157,539 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(22,141)	$(50,891)
Net cash provided by financing activities	$35,571	$56,840
Net increase in cash during period	$13,428	$5,952

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was $22,141, a 56% decrease from the $50,891 net cash outflow during the three months ended March 31, 2015.  The decrease was a result of an overall reduction in our business activities during the most recent period.  During the three months ended March 31, 2016, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $35,571, which was a 37% decrease from the $50,891 cash provided by financing activities during the three months ended March 31, 2015.  The decrease was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2016 is as follows:

• Continue to pursue potential financing activities.

• The funds raised would be used to (a) identify additional veins, (b) to re-start the mill, (c) re-test the mill, (d) develop expansion plans for our plant capacity, (e) drilling additional holes near the concentration plant and (f) undertake at least three deep drill holes in the permit area.

• To re-commence greater milling operations as soon as possible. This is expected in 2016. This will involve re-testing the plant equipment and re-hiring all personnel laid off as a result of the mining halt.

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $17,746 as of March 31, 2016, we estimate that we will require approximately $223,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Item 4.                  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls are not effective due to us having material weaknesses in our control environment and financial reporting process due to lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

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

*Filed herewith.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 16, 2016	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: May 16, 2016	/s/De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)