Form 10-Q
period 2016-06-30
ZHEN DING RESOURCES INC.
filed 2016-08-11
CIK 1594204

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2016
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware		11-335926
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada		H2Y 2P1
(Address of principal executive offices)		(Zip Code)

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

63,968,798 common shares issued and outstanding as of August 5, 2016

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in United States.

Zhen Ding Resources Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current Assets:
Cash and cash equivalents	$10,646	$4,320
Total current assets	10,646	4,320

Total assets	$10,646	$4,320

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$334,857	$327,739
Accrued interest-related parties	2,577,680	2,353,997
Deferred revenues	151,480	155,021
Due to related party	743,680	761,066
Short-term debt-related parties	3,757,554	3,784,937
Total current liabilities	7,565,251	7,382,760

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	313,937	200,882
Accumulated deficit	(18,289,388)	(18,034,800)
Total deficit attributable to Zhen Ding Resources Inc.	(5,211,610)	(5,070,077)
Non-controlling interests	(2,342,995)	(2,308,363)

Total equity (deficit)	(7,554,605)	(7,378,440)

Total liabilities and equity (deficit)	$10,646	$4,320

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating expenses:
General and administrative	34,530	49,583	60,713	111,617
Depreciation	-	85,447	-	170,447

Total operating expenses	34,530	135,030	60,713	282,064

Operating loss	(34,530)	(135,030)	(60,713)	(282,064)

Other expense:
Interest expense	(138,844)	(144,114)	(276,959)	(286,067)

Net loss	(173,374)	(279,144)	(337,672)	(568,131)

Loss attributable to non-controlling interests	41,525	72,704	83,084	148,104

Net loss attributable to Zhen Ding Resources Inc.	$(131,849)	$(206,440)	$(254,588)	$(420,027)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(173,374)	$(279,144)	$(337,672)	$(568,131)
Other comprehensive income (loss):
Foreign currency translation adjustments	209,062	(2,596)	161,507	(19,061)
Total comprehensive loss	35,688	(281,740)	(176,165)	(587,192)
Comprehensive loss attributable to non- controlling interest	(21,194)	73,477	34,632	153,817
Comprehensive loss attributable to Zhen Ding Resources Inc.	$14,494	$(208,263)	$(141,533)	$(433,375)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(337,672)	$(568,131)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	170,447
Change in operating assets and liabilities
Accounts receivable	-	(98)
VAT receivables	-	116
Accounts payable and accrued liabilities	14,201	10,235
Accrued interest-related parties	278,663	291,562
Net cash used in operating activities	(44,808)	(95,869)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	51,151	111,379
Net cash provided by financing activities	51,151	111,379

Foreign currency translation	(17)	3

Net change in cash	6,326	15,513

Cash and cash equivalents - beginning of the period	4,320	8,199

Cash and cash equivalents - end of the period	$10,646	$23,712

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Non-cash effects of foreign currency translation	$161,507	$(19,061)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the six months ended June 30, 2016 and 2015, the Company had aggregate foreign currency translation gain (loss) of $161,507 and $(19,061), respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2016 and December 31, 2015, the Company had an allowance of $185,058 and $201,191, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of June 30, 2016 and December 31, 2015, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to June 30, 2016 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2016, the Company had accumulated losses of $18,289,388 since inception and had a working capital deficit of $7,554,605. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of June 30, 2016 and December 31, 2015, the Company fully reserved the VAT receivable of approximately $162,000 and $175,000, respectively, due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property, Plant and Equipment

Property and equipment consisted of the following as of:

	June 30, 2016	December 31, 2015

Buildings	$1,280,868	$1,310,813
Motor vehicles	60,533	61,649
Production and office equipment	1,256,977	1,286,310
Construction in progress	161,426	165,199
Subtotal	2,759,804	2,823,971
Less: Accumulated depreciation	(1,118,348)	(1,144,493)
Less: Reserve for impairment	(1,641,456)	(1,679,478)
Property, plant and equipment, net	$-	$-

For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $0 and $170,447, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of June 30, 2016, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property and equipment mainly consisted of equipment or buildings in relation to the ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and concluded the probability to sell the low quality processed ore powder is low. Accordingly, the Company had no production during 2016 and 2015.

In December 2015, the Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of declining future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of the property and equipment associated with its ore processing operation and determined that assets with a carrying amount of approximately $1.7 million were no longer recoverable and were impaired. Accordingly, the Company determined it would be required to write the assets down to their estimated fair value.

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.7 million impairment loss on the assets.

Note 6. Related Party Transactions

Due to related party

As of June 30, 2016 and December 31, 2015, the Company had payables of $743,680 and $761,066, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2016 and December 31, 2015, the Company had short-term debts to related parties of $3,757,554 and $3,784,937, respectively. The details of the loans are described as below.

At June 30, 2016:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal person of JXZD	$2,705,568	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,803	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,525	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	323,955	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	5,815	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	303,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	On Demand
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	On Demand
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	301,000	15%	December 18, 2012	On Demand
Total		$3,757,554

At December 31, 2015:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal Person of JXZD	$2,768,900	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	16,170	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,700	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	331,489	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	4,790	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 3, 2015	On Demand
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	On Demand
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	308,000	15%	December 18, 2012	On Demand
Total		$3,784,937

As of June 30, 2016 and December 31, 2015, the Company had accrued interest payable to the related parties of $2,577,680 and $2,353,997, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $276,959 and $286,067, respectively.

Note 7. Deferred Revenues

As of June 30, 2016 and December 31, 2015, the Company had deferred revenue of $151,480 and $155,021, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of June 30, 2016, the Company had net operating loss (“NOL”) carryforwards of approximately $18 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2016 and December 31, 2015.

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

The following illustrates our corporate and share ownership structure:

ZHEN DING RESCOURCES INC.
(form erly Robotech, Inc.)
a Delaware corporation
("Zhen Ding DE")
OTCPK: RBTK
100%
Z&W Zhen Ding Corporation
a California corporation
("Zhen Ding CA")
70%
Zhen Ding Mining Co., Ltd.
a PRC joint venture company
("Zhen Ding JV")
30%
Jing Xian Xinzhou Gold Co., Ltd.
a PRC company
("Xinzhou Gold")

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

Although we do not currently produce pure metals, it is part of our development plan to do so in the near future.

Plan of Operation

Our operating plan for the balance of 2016 is as follows:

1.	to continue to pursue potential financing activities. The funds raised would be used to:

a.	identify additional veins;

b.	re-start the mill;

c.	re-test the mill;

d.	develop expansion plans for our plant capacity;

e.	drill additional holes near the concentration plant; and

f.	undertake at least three deep drill holes in the permitted area.

2.	to re-commence greater milling operations as soon as possible. This is expected to be in the last quarter of 2016. This will involve re-testing the plant equipment and re-hiring all personnel that was laid off as a result of the mining halt.

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

Results of Operations

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

We had a net loss of $173,374 for the three month period ended June 30, 2016, which was $105,770 less than the net loss of $279,144 for the three month period ended June 30, 2015.  The change in our results over the two periods is a result of a decrease in general and administrative expense, depreciation and interest expense caused by an overall decrease in our business operations leading up to, and during, the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2016 and June 30, 2015
General and administrative	$34,530	$49,583	(30.36%)
Depreciation	Nil	85,447	(100%)
Interest expense	138,844	144,114	(3.66%)
Net loss	$173,374	$279,144	(37.89%)

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

We had a net loss of $337,672 for the six month period ended June 30, 2016, which was $230,459 less than the net loss of $568,131 for the six month period ended June 30, 2015.  The change in our results over the two periods is a result of a decrease in general and administrative expense, depreciation and interest expense caused by an overall decrease in our business operations leading up to, and during, the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2016 and June 30, 2015
General and administrative	$60,713	$111,617	(45.61%)
Depreciation	Nil	170,447	(100%)
Interest expense	276,959	286,067	(3.18%)
Net loss	$337,672	$568,131	(40.56%)

Revenue

We have not earned any revenues in the six months ended June 30, 2016 or June 30, 2015.  Our lack of revenue is due to our inability to find better quality materials for our production.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects current assets of $10,646.  We had cash and cash equivalents in the amount of $10,646 and a working capital deficit in the amount of $7,554,605 as of June 30, 2016. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2016	At December 31, 2015
Current assets	$10,646	$4,320
Current liabilities	7,565,251	7,382,760
Working capital	$(7,554,605)	$(7,378,440)

As of June 30, 2016, we had accumulated losses of $18,289,388 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2016	2015
Net cash used in operating activities	$(44,808)	$(95,869)
Net cash provided by financing activities	51,151	111,379
Foreign currency transaction	(17)	3
Net increase in cash during period	$6,326	$15,513

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $44,808, a 53.26% decrease of from the $95,869 net cash outflow during the six months ended June 30, 2015.  The decrease was a result of an overall reduction in our business activities during the most recent period.  During the six months ended June 30, 2016, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $51,151, which was a 54.07% decrease from the $111,379 cash provided by financing activities during the six months ended June 30, 2015.   The decrease was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2016 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $10,646 as of June 30, 2016 and our current burn rate, we estimate that we will require approximately $250,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of our company, its wholly subsidiaries Z&W CA and our majority owned subsidiaries JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of our company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of June 30, 2016 and 2015, due to their short-term nature.

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

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)

Exhibit Number	Description
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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 11, 2016	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2016	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)