Form 10-Q
period 2016-09-30
ZHEN DING RESOURCES INC.
filed 2016-11-07
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of November 4, 2016

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets

Current Assets:
Cash and cash equivalents	$26,063	$4,320
Total current assets	26,063	4,320

Total assets	$26,063	$4,320

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$340,666	$327,739
Accrued interest-related parties	2,705,340	2,353,997
Deferred revenues	150,894	155,021
Due to related parties	740,803	761,066
Short-term debt-related parties	3,773,944	3,784,937
Total current liabilities	7,711,647	7,382,760

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive loss	329,398	200,882
Accumulated deficit	(18,403,193)	(18,034,800)
Total deficit attributable to Zhen Ding Resources Inc.	(5,309,954)	(5,070,077)
Non-controlling interests	(2,375,630)	(2,308,363)

Total equity (deficit)	(7,685,584)	(7,378,440)

Total liabilities and equity (deficit)	$26,063	$4,320

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses:
General and administrative	20,592	24,373	81,305	135,990
Depreciation	-	83,370	-	253,817

Total operating expenses	20,592	107,743	81,305	389,807

Operating loss	(20,592)	(107,743)	(81,305)	(389,807)

Other expense:
Interest expenses	(132,475)	(142,277)	(409,434)	(428,344)

Net loss	(153,067)	(250,020)	(490,739)	(818,151)

Loss attributable to non-controlling interests	39,262	60,040	122,346	208,144

Net loss attributable to Zhen Ding Resources Inc.	$(113,805)	$(189,980)	$(368,393)	$(610,007)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(153,067)	$(250,020)	$(490,739)	$(818,151)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,088	186,728	183,595	167,667
Total comprehensive loss	(130,979)	(63,292)	(307,144)	(650,484)
Comprehensive loss attributable to non- controlling interests	32,635	4,030	67,267	157,847
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(98,344)	$(59,262)	$(239,877)	$(492,637)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(490,739)	$(818,151)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	253,817
Change in operating assets and liabilities
Accounts receivable	-	(98)
VAT receivables	-	115
Accounts payable and accrued liabilities	20,845	(8,220)
Accrued interest-related parties	411,138	433,839
Net cash used in operating activities	(58,756)	(138,698)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	80,515	149,133
Net cash provided by financing activities	80,515	149,133

Foreign currency translation	(16)	(23)

Net change in cash	21,743	10,412

Cash and cash equivalents - beginning of the period	4,320	8,199

Cash and cash equivalents - end of the period	$26,063	$18,611

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2016 and 2015, the Company had aggregate foreign currency translation gains of $183,595 and $167,667, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2016 and December 31, 2015, the Company fully reserved the accounts receivable $184,343 and $201,191, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of September 30, 2016 and December 31, 2015, due to their short-term nature.

Non-controlling Interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the Company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2016 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2016, the Company had accumulated losses of $18,403,193 since inception and had a working capital deficit of $7,685,584. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of September 30, 2016 and December 31, 2015, the Company fully reserved the VAT receivable of approximately $162,000 and $175,000, respectively, due to uncertainty of recovering this receivable from future revenues.

Note 5. Property, plant and Equipment

Property, plant and equipment consisted of the following as of:

	September 30,	December 31,
	2016	2015

Buildings	$1,275,914	$1,310,813
Motor vehicles	60,299	61,649
Production and office equipment	1,252,125	1,286,310
Construction in progress	160,801	165,199
Subtotal	2,749,139	2,823,971
Less: Accumulated depreciation	(1,114,023)	(1,144,493)
Less: Impairment of long-lived assets	(1,635,116)	(1,679,478)
Property, plant and equipment, net	$-	$-

For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $0 and $253,817, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of September 30, 2016, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property, plant and equipment mainly consisted of equipment or buildings in relation to the ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and concluded the probability to sell the low quality processed ore powder is low. Accordingly, the Company had no production during 2016 and 2015.

In 2015, the Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of declining future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of the property and equipment associated with its ore processing operation and determined that assets with a carrying amount of approximately $1.7 million were no longer recoverable and were impaired. Accordingly, the Company determined it would be required to write the assets down to their estimated fair value.

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.7 million impairment loss on the assets.

Note 6. Related Party Transactions

Accounts payable

As of September 30, 2016 and December 31, 2015, the Company had payables of $740,803 and $761,066, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2016 and December 31, 2015, the Company had short-term debts to related parties of $3,773,945 and $3,784,937, respectively. The details of the loans are described as below.

At September 30, 2016:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal person of JXZD	$2,695,180	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,740	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,495	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	322,664	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	6,377	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	331,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 03, 2015	On Demand
YYC Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	299,800	15%	December 18, 2012	On Demand
Total		$3,773,944

At December 31, 2015:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal Person of JXZD	$2,768,900	15%	May 31, 2012	On Demand
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	16,170	15%	January 1, 2012	On Demand
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,700	15%	January 1, 2012	On Demand
Tang Yong Hong	Manager of JXZD	331,489	15%	February 28, 2014	On Demand
Yan Chun Yan	Accountant of JXZD	4,790	15%	August 31, 2014	On Demand
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	On Demand
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	On Demand
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 03, 2015	On Demand
YYC Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	On Demand
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand
Zhou Qiang	Office manager of JXZD	308,000	15%	December 18, 2012	On Demand
Total		$3,784,937

As of September 30, 2016 and December 31, 2015, the Company had accrued interest payable to the related parties of $2,705,340 and $2,353,997, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $409,434 and $428,344, respectively.

Note 7. Deferred Revenues

As of September 30, 2016 and December 31, 2015, the Company had deferred revenue of $150,894 and $155,021, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of September 30, 2016, the Company had net operating losses (“NOL”) carryforwards of approximately $18 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2016 and December 31, 2015.

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

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn coincided with an overall economic recession in China and downturn in the global commodities market.  We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.  As at the date of this report, we are actively seeking an investment of approximately $3,000,000 to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

In the meantime, we are identifying and evaluating businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

We had a net loss of $153,067 for the three month period ended September 30, 2016, which was $96,953 less than the net loss of $250,020 for the three month period ended September 30, 2015.  The change in our results over the two periods is a result of a decrease in general and administrative expense, depreciation and interest expense caused by an overall decrease in our business operations leading up to, and during, the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2015 to Three Month Period Ended September 30, 2016
General and administrative	$20,592	$24,373	(15.51%)
Depreciation	Nil	83,370	(100%)
Interest expense	132,475	142,277	(6.89%)
Net loss	$153,067	$250,020	(38.77%)

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September, 2015

We had a net loss of $490,739 for the nine month period ended September 30, 2016, which was $327,412 less than the net loss of $818,151 for the nine month period ended September 30, 2015.  The change in our results over the two periods is a result of a decrease in general and administrative expense, depreciation and interest expense caused by an overall decrease in our business operations leading up to, and during, the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2016 to Nine Month Period Ended September 30, 2015
General and administrative	$81,305	$135,990	(40.21%)
Depreciation	Nil	253,817	(100%)
Interest expense	409,434	428,344	(4.41%)
Net loss	$490,739	$818,151	(40.02%)

Revenue

We have not earned any revenues in the nine months ended September 30, 2016 or September 30, 2015.  Our lack of revenue is due to our inability to find better quality materials for our production.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects current assets of $26,063 and a working capital deficit in the amount of $7,685,584.  Our current assets consisted entirely of cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2016	At December 31, 2015
Current assets	$26,063	$4,320
Current liabilities	7,711,647	7,382,760
Working capital	$(7,685,584)	$(7,378,440)

As of September 30, 2016, we had accumulated losses of $18,403,193 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(58,756)	$(138,698)
Net cash provided by financing activities	80,515	149,133
Foreign currency transaction	(16)	(23)
Net increase in cash during period	$21,743	$10,412

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $58,756, a 57.63% decrease from the $138,698 net cash outflow during the nine months ended September 30, 2015.  The decrease was a result of an overall reduction in our business activities during the most recent period.   During the nine months ended September 30, 2016, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $80,515, which was a 46.01% decrease from the $149,133 cash provided by financing activities during the nine months ended September 30, 2015.   The decrease was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from October 1, 2016 is as follows:

• Continue to pursue potential financing opportunities in order to raise approximately $3,000,000

• The funds raised would be used to (i) identify additional veins; (ii) to re-start the mill; (iii) re-test the mill; (iv) re-hire laid off mill employees; (v) resume milling operations; (vi) develop expansion plans for our plant capacity;(vii) drill additional holes near the concentration plant; and (viii) undertake at least three deep drill holes in the permit area.

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $26,063 as of September 30, 2016 and our current burn rate, we estimate that we will require approximately $250,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan. As at the date of this report, we have not secured any portion of the $3,000,000 we are seeking to raise.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2016 and 2015, the Company had aggregate foreign currency translation gains of $183,595 and $167,667, respectively.

Non-controlling Interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the Company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls are not effective due to us having material weaknesses in our control environment and financial reporting process due to lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 4, 2016	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 4, 2016	De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)