Form 10-K
period 2016-12-31
ZHEN DING RESOURCES INC.
filed 2017-03-31
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $8,829,391.25 based on a $0.25average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,968,798 common shares as of March 12, 2017.

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

We purchase all of our raw material from Xinzhou Gold for our ore processing operation and rely solely on Xinzhou Gold for our supply of ores.  The veins most recently excavated by Xinzhou Gold in the permitted areas of our mines are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside Xinzhou Gold’s permitted mining area boundaries under its current license. Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area. However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past 12 months.  We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.  As at the date of this report, we are actively seeking an investment of approximately US$3,500,000 to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2016 and 2015, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2017 is focused on expanding the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $3,500,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

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

We Have Incurred Losses In Certain Prior Periods And May Incur Losses In The Future.

We incurred net losses of $18,530,405 for the period from inception (September 6, 1996) to December 31, 2016.  As at December 31, 2016 we had a working capital deficit of $7,572,197. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

As of December 31, 2016, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

The veins Xinzhou Gold has been extracting ore from have been very low grade and therefore the yield is also low as a result. Xinzhou Gold has discovered that veins with higher concentrations of gold run outside of its licensed areas and therefore applied for an expansion of its permitted areas under the license.  In December, 2016, the application to expand Xinzhou Gold’s permit was rejected due to the company’s insufficient working capital.  Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area.  As such, mining of ore has been reduced awaiting an expansion of the working area permitted under the Mining License.  However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

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

In the PRC, land use rights are the legal rights for an entity to use land for a fixed period of time. The PRC has adopted a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state or by rural collective economic organizations.  As of December 31, 2016, the Zhen Ding JV did not have any land use rights agreements with the PRC for the buildings owned by our Company. The Government owns the land where our Company’s buildings are located and allows our Company free usage of the land.

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

The plant was completed.tested, and inspected by authorities during 2012.  Milling activity commenced during the summer of 2012. In the five months ended December 31, 2012, Zhen Ding JV milled and sold $2,101,200 of metal concentrate. However, mining and production decreased at year end as Xinzhou Gold exhausted its higher concentrated gold deposits and needed to extract beyond the areas permitted by the mining license.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past 12 months.

In 2015, Xinzhou Gold applied for an expansion of licensed areas in order to access higher ore concentrations, but the application was rejected in December, 2016 due to insufficient working capital.  . Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area. However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability. As at the date of this report, we are actively seeking an investment of approximately US$3,500,000, which we believe is required to expand Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

The following table presents the amount of processed metal ores sold by Zhen Ding JV from January 2012 through December 31, 2016:

Zhen Ding JV Processed Ore Sales Amounts

Products	2012	2013	2014	2015	2016	Total

Gold	$1,135,816	$23,193	$85,097	$-	$-	$1,244,106
Silver	772,312	29,424	262,560	-	-	1,064,296
Lead	-	-	52,351	-	-	52,351
Copper	-	-	105,342	-	-	105,342
Other	193,089	3,943	143,200	-	-	340,232
Total	$2,101,217	$56,560	$648,550	$-	$-	$2,806,327
Total Tons	22,473	605	421	-	-	23,499

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

As at the date of this report, we are actively seeking an investment of approximately US$3,500,000, which we believe is required to expand Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

The future plan of development is as follows:

1.	Increase the production rate from processing 60,000 tons per year to 100,000 tons per year by 2018.

2.	Increase the production rate from processing 100,000 tons per year to 180,000 tons per year by 2020.

XinZhou and our company will need to acquire additional drilling equipment in order to support these increased production targets, the total cost of which we estimate will be approximately US$4.8 million.

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

Subject to available financing, our future plans include:

•
Carrying out soil measurement (geochemistry) and surface sampling in the target area of 2km2, obtaining the secondary halo anomaly granite diorite stock and its wall rocks in order to find mineralization center for the further determination of drilling after chemical analysis.  This sampling is expected to be finished by autumn 2017 and is expected to cost approximately $20,000.

•
Excavating an exploratory trench of approximately 1000m3 to get fresh samples for further chemical analysis.  This excavation is expected to be finished by autumn 2017 and is expected to cost approximately $30,000.

•	Drilling three drill holes with 2000 meters depth to attempt to identify the ore bodies. This drilling is expected to be finished by autumn 2017 and is expected to cost approximately $200,000.

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

•	Chemical analysis of approximately 1,000 samples, which is expected to cost about $50,000 and to be finished by the end of 2017.

•	Preparation of a geological and technique report, which is expected to cost about $20,000 and to be completed by the end of 2017.

Xinzhou and our company does not have sufficient resources to execute our exploration and production plans and we are currently seeking additional financing to fund these plans.  We anticipate that the No. 271 Geological Team of Anhui Bureau of Geology and Mineral Exploration will undertake these exploration tasks.  This geological company has a Grade A Certificate of Geological Exploration issued by the Administration of Land and Mineral Resources of China.  During exploration they will be assisted by experts from the Institute of Geochemistry, Institute of Geology and Geophysics, Chinese Academy of Sciences, in finding the correct methods, target area and data analysis.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
January 1, 2016 through March 7, 2016	$1.40	$1.40
December 31, 2016	$1.50	$0.25
September 30, 2016	$1.45	$0.25
June 30, 2016	$0.25	$0.25
March 31, 2016	$0.25	$0.25
December 31, 2015	$0.14	$0.14
September 30, 2015	$1.55	$0.14
June 30, 2015	$1.50	$1.50
March 31, 2015	$1.50	$1.50
December 31, 2014	$1.50	$1.50

* No trades occurred during this period.

Our shares are issued in registered form. Jersey Transfer & Trust Co., 201 Bloomfield Avenue, Verona NJ  07044, Telephone: (973) 239-2712; Facsimile: (973) 215-2740 is the registrar and transfer agent for our common shares.

On March 12, 2017, the shareholders’ list showed 182 registered shareholders with 63,968,798 common shares outstanding.

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

Convertible Securities

As of December 31, 2016, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2017 is as follows:

1.	to continue to pursue potential financing activities. The funds raised would be used to:

a.	expand permitted mining area of Xinzhou Gold to access higher concentrate ore veins;

b.	resume ore exploration and extraction activities;

c.	re-start the mill;

d.	re-test the mill;

e.	develop expansion plans for our plant capacity;

f.	drill additional holes near the concentration plant; and

g.	undertake at least three deep drill holes in the permitted area.

2.
to re-commence greater milling operations as soon as possible. This is expected to be in the last quarter of 2017. This will involve re-testing the plant equipment and re-hiring all personnel that was laid off as a result of the mining halt;

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

Cash Requirements

Our net cash provided by financing activities during the year ended December 31, 2016 was $119,819 as compared to $186,168 during the year ended December 31, 2015.  We had current assets consisting of $6,918 in cash as at December 31, 2016, and current liabilities of $7,579,115.  This compares to current assets consisting entirely of $4,320 in cash as at December 31, 2015, and current liabilities of $7,382,760.  Our working capital deficit as at December 31, 2016 was $7,572,197 as compared to $7,378,440 as at December 31, 2015.

In order to execute our business plan over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative Expenses	100,000
Purchase of Drilling Equipment	2,400,000
Exploration Expenses for Deep Drilling Program	750,000
Consulting & Permit Fees	150,000
Misc	100,000

Total	3,500,000

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2017.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2016 and 2015, which are included herein.

Our operating results for the years ended December 31, 2016 and 2015, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change Between Years Ended December 31, 2016 and December 31, 2015

General and administration	$115,373	$484,002	$(368,629)
Impairment of long-lived assets	-	1,784,350	(1,784,350)
Depreciation	-	333,792	(333,792)
Interest expense	540,227	579,805	(39,578)
Other expenses	899	-	899
Net loss	$656,499	$3,181,949	$(2,525,450)

Our financial statements report a net loss of $656,499 for the year period ended December 31, 2016 compared to a net loss of $3,181,949 for the year ended December 31, 2015. Our losses have decreased by $2,525,450, primarily as a result of a significant impairment expense recorded during fiscal 2015.

Our operating expenses for the year ended December 31, 2016 were $115,373 compared to $2,602,144 for the year ended December 31, 2015. The change in our results over the two years is a result of a decrease in general and administrative expense and depreciation caused by an overall decrease in our business operations leading up to, and during, the current period.

Our interest expense for the year ended December 31, 2016 was $540,227 compared to $579,805. The decrease resulted from change in foreign currency translation rate.

Liquidity and Financial Condition

Working Capital

	At December 31, 2016	At December 31, 2015
Current assets	$6,918	$4,320
Current liabilities	(7,579,115)	(7,382,760)
Working capital (deficit)	$(7,572,197)	$(7,378,440)

As of December 31 2016, we had accumulated losses of $18,530,405 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2016	2015
Net cash used in operating activities	$(117,181)	$(190,022)
Net cash provided by financing activities	119,819	186,168
Foreign currency translation	(40)	(25)
Net increase change in cash	$2,598	$(3,879)

Operating Activities

Net cash used in operating activities was $117,181 for the year ended December 31, 2016 compared to $190,022 for the year ended December 31, 2015. The decrease was a result of an overall reduction in our business activities during the most recent period.

Financing Activities

Net cash provided by financing activities was $119,819 for the year ended December 31, 2016 compared net cash provided by financing activities of $186,168 in the same period in 2015. The decrease was a result of fewer related party loans during the most recent period.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2016, our company has an accumulated deficit of $18,530,405 since inception and had a working capital deficit of $7,572,197. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 As of December 31, 2016 and 2015

 and for the years then ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zhen Ding Resources Inc.
 Montreal, Quebec Canada

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years then ended.  Zhen Ding Resources Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhen Ding Resources Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Zhen Ding Resources Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Zhen Ding Resources Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2017

Zhen Ding Resources Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Assets

Current Assets:
Cash and cash equivalents	$6,918	$4,320
Total current assets	6,918	4,320

Total assets	$6,918	$4,320

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$305,804	$327,739
Accrued interest-related parties	2,737,056	2,353,997
Deferred revenues	144,926	155,021
Due to related parties	749,219	761,066
Short-term debt-related parties	3,642,110	3,784,937
Total current liabilities	7,579,115	7,382,760

Stockholders’ Deficit:
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive loss	524,801	200,882
Accumulated deficit	(18,530,405)	(18,034,800)
Total deficit attributable to Zhen Ding Resources Inc.	(5,241,763)	(5,070,077)
Non-controlling interests	(2,330,434)	(2,308,363)

Total stockholders’ deficit	(7,572,197)	(7,378,440)

Total liabilities and stockholders’ deficit	$6,918	$4,320

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2016 and 2015

	2016	2015
Operating expenses:
General and administrative	$115,373	$484,002
Impairment of long-lived assets	-	1,784,350
Depreciation	-	333,792

Total operating expenses	115,373	2,602,144

Operating loss	(115,373)	(2,602,144)

Other expense:
Interest expenses	(540,227)	(579,805)
Other expense	(899)	-

Net loss	(656,499)	(3,181,949)

Loss attributable to non-controlling interests	160,894	907,304

Net loss attributable to Zhen Ding Resources Inc.	$(495,605)	$(2,274,645)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(656,499)	$(3,181,949)
Other comprehensive income (loss):
Foreign currency translation adjustments	462,742	400,600
Total comprehensive loss	(193,757)	(2,781,349)
Comprehensive loss attributable to non- controlling interests	22,071	787,124
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(171,686)	$(1,994,225)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2016 and 2015

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2014	63,968,798	$6,397	$12,762,875	(5,431)	(79,538)	(15,760,155)	(1,521,239)	(4,597,091)

Foreign currency translation adjustments	-	-	-	-	280,420	-	120,180	400,600

Net loss	-	-	-	-	-	(2,274,645)	(907,304)	(3,181,949)

Balances, December 31, 2015	63,968,798	$6,397	$12,762,875	$(5,431)	$200,882	$(18,034,800)	$(2,308,363)	$(7,378,440)

Foreign currency translation adjustments	-	-	-	-	323,919	-	138,823	462,742

Net loss	-	-	-	-	-	(495,605)	(160,894)	(656,499)

Balances, December 31, 2016	63,968,798	$6,397	$12,762,875	$(5,431)	$524,801	$(18,530,405)	$(2,330,434)	$(7,572,197)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(656,499)	$(3,181,949)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	100,790
VAT receivables write-down	-	175,963
Depreciation expense	-	335,792
Impairment of long-lived assets	-	1,784,350
Change in operating assets and liabilities
VAT receivables	-	118
Prepaid expenses and other current assets	-	6,708
Accounts payable and accrued liabilities	(2,613)	(7,564)
Accrued interest-related parties	541,931	595,770
Net cash used in operating activities	(117,181)	(190,022)

Cash flows from financing activities
Net change in advances from related parties	38,751	36,646
Proceeds from borrowings on short-term debt – related parties	81,068	149,522
Net cash provided by financing activities	119,819	186,168

Effect of foreign currency translation	(40)	(25)

Net change in cash	2,598	(3,879)

Cash and cash equivalents - beginning of the period	4,320	8,199

Cash and cash equivalents - end of the period	$6,918	$4,320

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

The Company, then known as Robotech Inc., entered into negotiations with Zhen Ding Resources Inc., a Nevada entity (“Zhen Ding NV”). Zhen Ding NV indirectly owns 70% of a Chinese Joint Venture entity, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV” or “JXZD”) through a 100% owned subsidiary in California, Zhen Ding Corporation (“Z&W CA”). During 2012 and 2013, total issued and outstanding common stock of Zhen Ding NV were tendered to our Company. On October 28, 2013, our Company dissolved Zhen Ding NV by merging it into our Company and we changed our name from Robotech Inc. to Zhen Ding Resources Inc.

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

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the years ended December 31, 2016 and 2015, the Company had aggregate foreign currency translation adjustments of $462,742 and $400,600, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2016 and 2015, the Company fully reserved the accounts receivable $177,087 and $201,191, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of December 31, 2016 and 2015, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2016 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2016, the Company had accumulated losses of $18,530,405 since inception and had a working capital deficit of $7,572,197. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of December 31, 2016 and 2015, the Company fully reserved the VAT receivable of approximately $155,000 and $175,000, respectively, due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of:

	December 31,	December 31,
	2016	2015

Buildings	$1,225,448	$1,310,813
Motor vehicles	57,914	61,649
Production and office equipment	1,200,419	1,286,310
Construction in progress	154,441	165,199
Subtotal	2,638,222	2,823,971
Less: Accumulated depreciation	(1,069,960)	(1,144,493)
Less: Impairment of long-lived assets	(1,568,262)	(1,679,478)
Property, plant and equipment, net	$-	$-

For the years ended December 31, 2016 and 2015, the Company recorded depreciation expenses of $0 and $335,792, respectively.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of December 31, 2016, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property, plant and equipment mainly consisted of equipment or buildings in relation to the ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and concluded the probability to sell the low quality processed ore powder is low. Accordingly, the Company had no production during 2016 and 2015.

The Company determined that the long-lived assets have been impaired because of the reduction in the production, projections of declining future cash flows and the uncertainty of continuing operations. Accordingly, the Company evaluated the ongoing value of the property and equipment associated with its ore processing operation and determined that assets with a carrying amount of approximately $1.5 million were no longer recoverable and were impaired. Accordingly, the Company determined it would be required to write the assets down to their estimated fair value.

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.8 million impairment loss on the assets.

Note 6. Related Party Transactions

Accounts payable

As of December 31, 2016 and 2015, the Company had payables of $749,219 and $761,066, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2016 and 2015, the Company had short-term debts to related parties of $3,642,110 and $3,784,937, respectively. The details of the loans are described as below.

At December 31, 2016:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal person of JXZD	$2,588,518	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,117	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,200	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,901	15%	February 28, 2015	February 28, 2016
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	6,686	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	331,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wai Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Wang	President of Z&W CA	17,965	0%	January 1, 2010	On Demand
Zhou Qiang	Office manager of JXZD	288,000	15%	December 18, 2012	December 18, 2015
Total		$3,642,110

At December 31, 2015:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Wei De Gang	CEO & Legal Person of JXZD	$2,768,900	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	16,170	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,700	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	331,489	15%	February 28, 2015	February 28, 2016
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	4,790	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	253,000	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wai Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	July 19, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Wang	President of Z&W CA	17,965	0%	January 1, 2010	On Demand
Zhou Qiang	Office manager of JXZD	308,000	15%	December 18, 2012	December 18, 2015
Total		$3,784,937

As of December 31, 2016 and 2015, the Company had accrued interest payable to the related parties of $2,737,056 and $2,353,997, respectively. For the years ended December 31, 2016 and 2015, the Company recorded interest expenses of $540,227and $579,805, respectively. As of December 31, 2016 and 2015, $3,541,957 and $3,300,595 of debt was in default. The Company has not received any demand for payment from these creditors.

Note 7. Deferred Revenues

As of December 31, 2016 and 2015, the Company had deferred revenue of $144,926 and $155,021, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of December 31, 2016, the Company had net operating losses (“NOL”) carryforwards of approximately $18 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2016 and 2015.

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

As of December 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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
.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wei, De Gang	Chairman, Chief Financial Officer and Director	60	August 13, 2012
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	65	August 13, 2012
Zhou, Qiang	Director	69	August 13, 2012
Zhou, Zhi Bin	Director	67	August 13, 2012

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

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
De Gang Wei Chairman and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2016 we did not grant any stock options.

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

The following table sets forth, as of March 21, 2017 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2017. As of March 12, 2017 there were 63,968,798 shares of our company’s common stock issued and outstanding.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2016 and 2015, we had short-term debts to related parties of $3,642,110 and $3,784,937, respectively.  The details of the loans are described as below.

As of December 31, 2016 and December 31, 2015, Zhen Ding JV owed payables of $749,219 and $761,066, respectively, to Xinzhou Gold for the transfer of fixed assets and construction in progress, operating expense paid by XinZhou on behalf of Zhen Ding JV and routine transactions whereby Xinzhou Gold supplies ore to Zhen Ding JV. The average ore price paid was $52 per ton during the period from January 1, 2012 to December 31, 2014.  The $52 per ton average ore price paid to Xinzhou Gold was based on the Domestic Standard cited in Chapter 7, Article 18 (Product Sales) of the joint venture agreement.  The Domestic Standard is governed by the National Bureau of Trade & Industry and the Taxation Department.  Consistent with the Domestic Standard, the ore price per ton was determined by Xinzhou Gold based on the mineral composition of the ore and the market price per ton for such ore, and reports regarding ore sales are submitted to the Bureau of Trade & Industry for their recordation and assessment.  The Taxation Department may audit the transactions based on the reports it obtains from the Bureau of Trade & Industry. During the year ended December 31, 2015 and 2016, XinZhou funded Zhen Ding JV for minimum operation in China.  These payables of Zhen Ding JV to Xinzhou Gold bear no interest, are unsecured and are due on demand.

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

Wei, De Gang, the Chief Financial Officer and Chairman and a major shareholder of Zhen Ding DE, has loaned various amounts to our company beginning in May 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Wei for the year ended December 31, 2016 was $4,329,110 compared to $4,215,283 at December 31, 2015. Our company accrued interest payable to Mr. Wei of approximately $388,000 during 2016 and repaid $0 in aggregate principal during 2016.

Tang Yong Hong, an officer of Zhen Ding DE and Zhen Ding JV, has loaned various amounts to our company beginning in February 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum. The aggregate amount of loans and outstanding interest payable to Mr. Tang for the year ended December 31, 2016 was $416,117 compared to $395,174 at December 31, 2015.  Our company accrued interest payable to Mr. Tang of approximately $46,000 during 2016 and repaid $0 in aggregate principal during 2016.

Tu, Wen Mei, the Chief Executive Officer and a director of Zhen Ding DE, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand and bear interest at the rate of 12% per annum.  The aggregate amount of loans and outstanding interest payable to Ms. Tu for the year ended December 31, 2016 was $414,483 compared to $299,410 at December 31, 2015. Our company accrued interest payable to Ms. Tu of approximately $36,000 during 2016 and repaid $0 in aggregate principal during 2016.

Zhou, Qiang, a Director of Zhen Ding DE and the former legal representative and president of Zhen Ding JV, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Zhou for the year ended December 31, 2016 was $461,772 compared to $447,739 as at December 31, 2015. Our company accrued interest payable to Mr. Zhou of approximately $43,000 and repaid $0 in aggregate principal during 2016.

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

Item 14.          Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$31,500	$53,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$31,500	$53,500

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: March 31, 2017	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)
Dated: March 31, 2017	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: March 31, 2017	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2017	/s/ Qiang Zhou
Qiang Zhou
Director

Dated: March 31, 2017
Zhi Bin Zhou
Director