Form 10-Q
period 2017-03-31
ZHEN DING RESOURCES INC.
filed 2017-05-15
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company			☒
			Emerging growth company			☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

			☐	YES	☒	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPT
CYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

63,968,798 common shares issued and outstanding as of May 9, 2017

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets

Current Assets:
Cash and cash equivalents	$33,771	$6,918
Total current assets	33,771	6,918

Total assets	$33,771	$6,918

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$326,556	$305,804
Accrued interest – related parties	2,891,401	2,737,056
Deferred revenues	146,062	144,926
Due to related parties	763,801	749,219
Short-term debt-related parties	3,720,514	3,642,110
Total current liabilities	7,848,334	7,579,115

Stockholders’ Deficit:
Common stock, 150,000,000 shares authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive gain	486,599	524,801
Accumulated deficit	(18,678,965)	(18,530,405)
Total deficit attributable to Zhen Ding Resources Inc.	(5,428,525)	(5,241,763)
Non-controlling interests	(2,386,038)	(2,330,434)

Total stockholders’ deficit	(7,814,563)	(7,572,197)

Total liabilities and stockholders’ deficit	$33,771	$6,918

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Operating expenses:
General and administrative	53,624	26,183

Total operating expenses	53,624	26,183

Operating loss	(53,624)	(26,183)

Other expenses:
Interest expense	(134,167)	(138,115)

Total other expenses	(134,167)	(138,115)

Net loss	(187,791)	(164,298)

Loss attributable to non-controlling interests	39,231	41,559

Net loss attributable to Zhen Ding Resources Inc.	$(148,560)	$(122,739)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(187,791)	$(164,298)
Other comprehensive income:
Foreign currency translation adjustments	(54,575)	(47,555)
Total comprehensive loss	(242,366)	(211,853)
Comprehensive loss attributable to non-controlling interest	55,604	55,826
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(186,762)	$(156,027)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss	$(187,791)	$(164,298)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable and accrued liabilities	18,577	2,337
Accrued interest-related parties	134,168	139,820
Net cash used in operating activities	(35,046)	(22,141)

Cash flows from financing activities
Advance from related party	8,706	-
Proceeds from borrowings on short-term debt – related parties	53,189	35,571
Net cash provided by financing activities	61,895	35,571

Foreign currency translation	4	(2)

Net change in cash and cash equivalents	26,853	13,428

Cash and cash equivalents - beginning of the period	6,918	4,320

Cash and cash equivalents - end of the period	$33,771	$17,748

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company, it’s wholly subsidiaries Z&W CA and its majority owned subsidiary JXZD. All intercompany transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ deficit and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2017 and 2016, the Company had aggregate foreign currency translation losses of $54,575 and $47,555, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2017 and December 31, 2016, the Company fully reserved the accounts receivable $178,440 and $177,087, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable and short-term debt, approximated their fair values as of March 31, 2017 and December 31, 2016, due to their short-term nature.

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

Basic and Diluted Loss Per Common Share

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2017 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company has adopted this standard.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. As of March 31, 2017, the Company had no recurring sources of revenues and had accumulated losses of $18,678,965 since inception and a working capital deficit of $7,814,563 at March 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of March 31, 2017 and December 31, 2016, the Company wrote down the VAT receivable of approximately $155,000, due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property and Equipment

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2017	2016

Buildings	$1,235,058	$1,225,448
Motor vehicles	58,368	57,914
Production and office equipment	1,209,833	1,200,419
	155,652	154,441
Subtotal	2,658,911	2,638,222
Less: Accumulated depreciation	(1,078,350)	(1,069,960)
Less: Impairment of long-lived assets	(1,580,561)	(1,568,262)
Property and equipment, net	$-	$-

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by rural collective economic organization (“Collective Land”). As of March 31, 2017, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property and equipment mainly consisted of equipment or buildings in relation to ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and the probability to sell these low quality processed ore powder is low. Accordingly, the Company had no production since 2015.

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

Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. At December 31, 2015, the Company recorded an approximately $1.8 million impairment loss on the assets, which was reflected as a separate line item in the income statement.

Note 6. Related Party Transactions

Accounts payable

As of March 31, 2017 and December 31, 2016, the Company had payables of $763,801 and $749,219, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt and current portion of long-term debt

As of March 31, 2017 and December 31, 2016, the Company had short-term debts and current portion of long-term debt to related parties of $3,720,514 and $3,642,110, respectively. The details of the loans are described as below.

At March 31, 2017:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,608,912	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,236	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,255	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,332	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	6,927	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	354,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother- in-law	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	30,000	12%	March 17, 2017	March 17, 2018
Victor Sun	Consultant & shareholder of ZDRI	3,887	0%	January 1, 2013	On Demand
Helen Wang	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,200	15%	December 18, 2012	December 18, 2015
Total		$3,720,514

At December 31, 2016:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal Person of JXZD	$2,588,518	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	15,117	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,200	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,901	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	6,686	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	331,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother- in-law	6,000	12%	May 22, 2015	July 19, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Wang	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	288,000	15%	December 18, 2012	December 18, 2015
Total		$3,642,110

As of March 31, 2017 and December 31, 2016, the Company had accrued interest payable to the related parties of $2,891,401 and $2,737,056, respectively. For the periods ended March 31, 2017 and 2016, the Company recorded interest expenses of $134,167 and $138,115, respectively. As of March 31, 2017 and December 31, 2016,
$3,602,362 and $3,541,957 of debt was in default. The Company has not received any demand for payment from these creditors.

Note 7. Deferred Revenues

As of March 31, 2017 and December 31, 2016, the Company had deferred revenue of $146,062 and $144,926, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of March 31, 2017, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2017 and December 31, 2016.

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

Our joint venture, Zhen Ding JV, is equipped to process ore mined by our joint venture partner Xinzhou Gold when in operation.  Zhen Ding JV purchases the ore in rock form from Xinzhou Gold and processes the ore into our final product, which is a gold, silver, lead, zinc and copper ore concentrate. We estimate that our processed product is 65% to 80% pure. The product is then sold to refineries which further purify and separate the concentrate.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for Xinzhou Gold’s mine, known as the Wuxi Gold Mine.

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

Summary of Operations during the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities.  However, as at the date of this report we have not successfully secured any financing commitment.

Due to our continued inability to raise sufficient financing to expand Xinzhou Gold’s mining permit, Xinzhou Gold elected to reapply for a new drilling permit based on a scaled-down drilling plan.  The resulting new permit application, which was submitted to the Anhui Province Land & Resources Bureau for approval on March 8, 2017, seeks renewed permission to continue drilling in the areas directly adjacent to our concentration plant.

We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities.  In anticipation of financing and permit approval, our joint venture engaged contractors during the three months ended March 31, 2017 to conduct safety inspections and repairs, and to plan anticipated drilling locations.  We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

Mr. Dai brings over thirty years’ experience to our company in the evaluation, development and exploration of gold, copper, zinc, and lithium projects throughout China and South Africa. He completed training in mineral exploration at the Heilongjiang Institute of Mines in 1983. Mr. Dai also currently holds the position of the chairman of Beijing Hongbang Pile Geotechnical Engineering Co., Ltd.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations.  We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2017 and March 31, 2016
General and administrative	$53,624	$26,183	104.80%
Interest expense	134,167	138,115	(2.86%)
Net loss	$187,791	$164,298	14.30%

We have not earned any revenues in the three months ended March 31, 2017 or March 31, 2016.  Our lack of revenue is due to our inability to find better quality materials for our production.

We had a net loss of $187,791 for the three months ended March 31, 2017, which was $23,493 more than the net loss of $164,298 for the three months ended March 31, 2016. The change in our results over the two periods is a result of an increase in professional fees due to filings made in compliance with the regulations of being a public company.

Liquidity and Capital Resources

Working Capital

	At March 31, 2017	At December 31, 2016
Current assets	$33,771	$6,918
Current liabilities	7,848,334	7,579,115
Working capital deficit	$(7,814,563)	$(7,572,197)

As of March 31, 2017, we had current assets of $33,771 consisting entirely of cash, current liabilities of $7,848,334 and a working capital deficit of $7,814,563. This compares to our current assets of $6,918 (also consisting of cash), current liabilities of $7,579,115, and working capital deficit of $7,572,197 as of December 31, 2016.  The increase in cash and in liabilities during the most recent period resulted primarily from receipt of related party loans and the accumulation of interest expense on related party loans.

As of March 31, 2017, we had accumulated losses of $18,678,965 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	$(35,046)	$(22,141)
Net cash provided by financing activities	$61,895	$35,571
Net increase in cash during period	$26,853	$13,428

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $35,046, a 58% increase from the $22,141 in net cash outflow during the three months ended March 31, 2016.  The increase was a result of a marginal increase in our business activities during the most recent period.  During the three months ended March 31, 2017 and 2016, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 was $61,895, which was a 74% increase from the $35,571 cash provided by financing activities during the three months ended March 31, 2016.  The increase was a result of more related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2017 is as follows:

• Continue to pursue potential financing activities.

• The funds raised would be used to (a) identify additional veins, (b) to re-start the mill, (c) re-test the mill, (d) develop expansion plans for our plant capacity, (e) drilling additional holes near the concentration plant and (f) undertake at least three deep drill holes in the permit area.

• To re-commence greater milling operations as soon as possible. This will involve re-hiring all personnel laid off as a result of the mining halt.

• Actively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material.

The extent of this program is dependent on the success of the $3,000,000 financing efforts currently underway, as described earlier.

Accordingly, we estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$1,000,000
Exploration expenses: identify additional veins; re-start mill; re-test mill; develop expansion plan for plant capacity	$2,000,000
Total	$3,000,000

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $33,771 as of March 31, 2017, we estimate that we will require approximately $207,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that our internal controls are not effective. due to material weaknesses in our control environment and financial reporting process, lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment, and lack of monitoring of required internal control and procedures.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 15, 2017	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2017	/s/De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)