Form 10-Q
period 2017-06-30
ZHEN DING RESOURCES INC.
filed 2017-08-16
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2017
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-188152
ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)
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
63,968,798 common shares issued and outstanding as of August 11, 2017

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.
Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016
Assets

Current Assets:
Cash and cash equivalents	$13,491	$6,918
Total current assets	13,491	6,918

Total assets	$13,491	$6,918

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$326,510	$305,804
Accrued interest-related parties	3,073,762	2,737,056
Deferred revenues	148,478	144,926
Due to related parties	785,240	749,219
Short-term debt-related parties	3,786,033	3,642,110
Total current liabilities	8,120,023	7,579,115

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive loss	403,118	524,801
Accumulated deficit	(18,812,106)	(18,530,405)
Total deficit attributable to Zhen Ding Resources Inc.	(5,645,147)	(5,241,763)
Non-controlling interests	(2,461,385)	(2,330,434)

Total equity (deficit)	(8,106,532)	(7,572,197)

Total liabilities and equity (deficit)	$13,491	$6,918

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating expenses:
General and administrative	36,257	34,530	89,881	60,713

Total operating expenses	36,257	34,530	89,881	60,713

Operating loss	(36,257)	(34,530)	(89,881)	(60,713)

Other expenses:
Interest expenses	(136,454)	(138,844)	(270,621)	(276,959)

Net loss	(172,711)	(173,374)	(360,502)	(337,672)

Loss attributable to non- controlling interests	39,569	41,525	78,800	83,084

Net loss attributable to Zhen Ding Resources Inc.	$(133,142)	$(131,849)	$(281,702)	$(254,588)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(172,711)	$(173,374)	$(360,502)	$(337,672)
Other comprehensive income (loss):
Foreign currency translation adjustments	(119,259)	209,062	(173,834)	161,507
Total comprehensive loss	(291,970)	35,688	(534,336)	(176,165)
Comprehensive income (loss) attributable to non- controlling interest	75,347	(21,194)	130,951	34,632
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(216,623)	$14,494	$(403,385)	$(141,533)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net loss	$(360,502)	$(337,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	13,907	14,201
Accrued interest-related parties	270,621	278,663
Net cash used in operating activities	(75,974)	(44,808)

Cash flows from financing activities
Net change in advances from related parties	17,440	-
Proceeds from borrowings on short-term debt – related parties	65,093	51,151
Net cash provided by financing activities	82,533	51,151

Foreign currency translation	14	(17)

Net change in cash	6,573	6,326

Cash and cash equivalents - beginning of the period	6,918	4,320

Cash and cash equivalents - end of the period	$13,491	$10,646

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the six months ended June 30, 2017 and 2016, the Company had aggregate foreign currency translation gain (losses) of $(173,834) and $161,507, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2017 and December 31, 2016, the Company had an allowance of $181,391 and $177,087, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of June 30, 2017 and December 31, 2016, due to their short-term nature.

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

Basic and Diluted Earnings (Loss) Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Subsequent Events

The Company evaluated events subsequent to June 30, 2017 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2017, the Company had accumulated losses of $18,812,106 since inception and had a working capital deficit of $8,106,532. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of June 30, 2017 and December 31, 2016, the Company fully reserved the VAT receivable of approximately $159,000 due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property, plant and Equipment

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2017	2016

Buildings	$1,255,486	$1,225,448
Motor vehicles	59,334	57,914
Production and office equipment	1,229,844	1,200,419
Construction in progress	158,227	154,441
Subtotal	2,702,891	2,638,222
Less: Accumulated depreciation	(1,096,187)	(1,069,960)
Less: Impairment of long-lived assets	(1,606,704)	(1,568,262)
Property, plant and equipment, net	$-	$-

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $0.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of June 30, 2017, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

Property and equipment mainly consisted of equipment or buildings in relation to ore processing operation in Anhui, China. The Company only had access to lower quality ore powder and the probability to sell these low quality processed ore powder is low. Accordingly, the Company had no production since 2015.

Note 6. Related Party Transactions

Accounts payable

As of June 30, 2017 and December 31, 2016, the Company had payables of $785,240 and $749,219, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2017 and December 31, 2016, the Company had short-term debts to related parties of $3,786,033 and $3,642,110, respectively. The details of the loans are described as below.

At June 30, 2017:

			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,652,028	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,488	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,375	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	317,498	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	7,956	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	354,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	295,000	15%	December 18, 2012	December 18, 2015
Total		$3,786,033

For the six months ended June 30, 2017, the Company entered into two loan agreements with its shareholder, Philip Pak. Pursuant to the agreements, the Company loaned a total of $41,000 with interest rate of 1% per month. The principal and interest shall be due and payable in March and June 2018. Accrued interest can be converted into the Company’s common stock at $0.20 or $0.30 per share.

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

As of June 30, 2017 and December 31, 2016, the Company had accrued interest payable to related parties of $3,073,762 and $2,737,056, respectively. For the periods ended June 30, 2017 and 2016, the Company recorded interest expense of $270,621 and $276,959, respectively. As of June 30, 2017 and December 31, 2016, $3,671,881 and $3,541,957 of debt was in default. The Company has not received any demand for payment from these creditors.

Note 7. Deferred Revenues

As of June 30, 2017 and December 31, 2016, the Company had deferred revenue of $148,478 and $144,926, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of June 30, 2017, the Company had net operating losses (“NOL”) carryforwards of approximately $18 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2017 and December 31, 2016.

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

When our plant is operating, we purchase all of our raw material from Xinzhou Gold for our ore processing operation and rely solely on Xinzhou Gold for our supply of ores.  The veins most recently excavated by Xinzhou Gold in the permitted areas of our mines are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside Xinzhou Gold’s permitted mining area boundaries under its current license. Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area. However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past years.  During 2015, we evaluated the recoverability of our plant assets and determined that, based on current conditions, that the assets were fully impaired for financial reporting purposes.

Summary of Operations during the Six Months Ended June 30, 2017

During the six months ended June 30, 2017, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities.  However, as at the date of this report we have not successfully secured any financing commitment.

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

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities.  In anticipation of financing and permit approval, our joint venture engaged contractors during the six months ended June 30, 2017 to conduct safety inspections and repairs, and to plan anticipated drilling locations.  We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June, 2016

We had a net loss of $172,711 for the three month period ended June 30, 2017, which was $663 more than the net loss of $173,374 for the three month period ended June 30, 2016.  The change in our results over the two periods is a result of a nominal increase in general and administrative expense offset by a decrease in interest expense during the most recent period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2017 and June 30, 2016
General and administrative	$36,257	$34,530	5%
Interest expense	136,454	138,844	(1.72%)
Net loss	$172,711	$173,374	(0.38%)

Six Months Ended June 30, 2017 compared to the Six Months Ended June, 2016

We had a net loss of $360,502 for the six month period ended June 30, 2017, which was $22,830 more than the net loss of $337,672 for the six month period ended June 30, 2016.  The change in our results over the two periods is a result of a 48.04% increase in general and administrative expense and a nominal decrease in interest expense.  The increased general and administrative expenses resulted from an increase in professional fees, and increased travel and administrative expense incurred in relation to business evaluation and capital raising activities.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2017 and June 30, 2017
General and administrative	$89,881	$60,713	48.04%
Interest expense	270,621	276,959	(2.29%)
Net loss	$360,337	$337,672	6.76%

Revenue

We have not earned any revenues in the six months ended June 30, 2017 or June 30, 2016.  Our lack of revenue is due to our inability to find better quality materials for our production.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects current assets of $13,491 consisting of cash and cash equivalents, and a working capital deficit in the amount of $8,106,532. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2017	At December 31, 2016
Current assets	$13,491	$6,918
Current liabilities	8,120,023	7,579,115
Working capital	$(8,106,532)	$(7,572,197)

As of June 30, 2017, we had accumulated losses of $18,812,106 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
Net cash used in operating activities	$(75,974)	$(44,808)
Net cash provided by financing activities	82,533	51,151
Foreign currency transaction	14	(17)
Net increase in cash during period	$8,573	$6,326

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $75,974, a 70% increase from the $44,808 net cash outflow during the six months ended June 30, 2016.  The decrease was a result of an overall increase in professional fees, and expenses related to business evaluation and capital raising activities during the most recent period.  During the six months ended June 30, 2017, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2017 was $82,533, which was a 61.35% increase from the $51,151 cash provided by financing activities during the six months ended June 30, 2016.   The increase was a result of increased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2017 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors, officers and shareholders in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $13,491 as of June 30, 2017, we estimate that we will require approximately $227,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer

Exhibit Number	Description
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 15, 2017	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 15, 2017	/s/De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)