Form 10-Q
period 2017-09-30
ZHEN DING RESOURCES INC.
filed 2017-11-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2017
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-188152
ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

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
63,968,798 common shares issued and outstanding as of November 14, 2017

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.
Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016
Assets

Current Assets:
Cash and cash equivalents	$19,725	$6,918
Total current assets	19,725	6,918

Total assets	$19,725	$6,918

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$332,019	$305,804
Accounts payable and accrued liabilities -related parties	3,268,570	2,737,056
Deferred revenues	151,297	144,926
Due to related parties	809,134	749,219
Short-term debt -related parties	3,865,071	3,642,110
Total current liabilities	8,426,091	7,579,115

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive loss	306,860	524,801
Accumulated deficit	(18,932,930)	(18,530,405)
Total deficit attributable to Zhen Ding Resources Inc.	(5,862,229)	(5,241,763)
Non-controlling interests	(2,544,137)	(2,330,434)
Total equity (deficit)	(8,406,366)	(7,572,197)

Total liabilities and equity (deficit)	$19,725	$6,918

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expenses:
General and administrative	19,564	20,592	109,445	81,305

Total operating expense	19,564	20,592	109,445	81,305

Operating loss	(19,564)	(20,592)	(109,445)	(81,305)

Other expense:
Interest expense	(142,756)	(132,475)	(413,377)	(409,434)

Net loss	(162,320)	(153,067)	(522,822)	(490,739)

Loss attributable to non-controlling interests	41,497	39,262	120,297	122,346

Net loss attributable to Zhen Ding Resources Inc.	$(120,823)	$(113,805)	$(402,525)	$(368,393)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(162,320)	$(153,067)	$(522,822)	$(490,739)
Other comprehensive income (loss):
Foreign currency translation adjustments	(137,514)	22,088	(311,348)	183,595
Total comprehensive loss	(299,834)	(130,979)	(834,170)	(307,144)
Comprehensive income (loss) attributable to non-controlling interest	82,752	32,635	213,703	67,267
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(217,082)	$(98,344)	$(620,467)	$(239,877)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss	$(522,822)	$(490,739)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payable and accrued liabilities	14,020	20,845
Accounts payable and accrued liabilities -related parties	413,377	411,138
Net cash used in operating activities	(95,425)	(58,756)

Cash flows from financing activities
Net change in advance from related party	26,650	-
Proceeds from borrowings on short-term debt – related parties	81,587	80,515
Net cash provided by financing activities	108,237	80,515

Foreign currency translation	(5)	(16)

Net change in cash	12,807	21,743

Cash and cash equivalents - beginning of the period	6,918	4,320

Cash and cash equivalents - end of the period	$19,725	$26,063

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2017 and 2016, the Company had aggregate foreign currency translation gain (losses) of $(311,348) and $183,595, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2017 and December 31, 2016, the Company fully reserved the accounts receivable of $181,391 and $177,087, respectively, for doubtful accounts.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of September 30, 2017 and December 31, 2016, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2017 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2017, the Company had accumulated losses of $18,932,930 since inception and had a working capital deficit of $8,406,366. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. VAT Receivables

The VAT receivables are the input tax of VAT to the purchased materials and property and equipment. As of September 30, 2017 and December 31, 2016, the Company fully reserved the VAT receivable of approximately $161,000, respectively, due to uncertainty of recovering this receivable from the local tax authority.

Note 5. Property, plant and Equipment

Property, plant and equipment consisted of the following as of:

	September 30,	December 31,
	2017	2016

Buildings	$1,279,319	$1,225,448
Motor vehicles	60,460	57,914
Production and office equipment	1,253,190	1,200,419
Construction in progress	161,230	154,441
Subtotal	2754,199	2,638,222
Less: Accumulated depreciation	(1,116,996)	(1,069,960)
Less: Impairment of long-lived assets	(1,637,203)	(1,568,262)
Property, plant and equipment, net	$-	$-

For the nine month ended September 30, 2017 and 2016, the Company recorded depreciation expense of $0.

In the PRC, land use rights, are the legal rights for an entity to use land for a fixed period of time. The PRC adopts a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state (“State Land”) or by a rural collective economic organization (“Collective Land”). As of September 30, 2017, the Company does not have any land use rights agreements with the PRC for the office buildings owned by the Company. The Government owns the land where the Company’s buildings are located and allows the Company free usage of the land.

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

Note 6. Related Party Transactions

Accounts payable

As of September 30, 2017 and December 31, 2016, the Company had payables of $809,134 and $749,219, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2017 and December 31, 2016, the Company had short-term debts to related parties of $3,865,071 and $3,642,110, respectively. The details of the loans are described as below.

At September 30, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,702,373	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,782	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,515	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	323,525	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,588	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	300,600	15%	December 18, 2012	December 18, 2015
Total		$3,865,071

At December 31, 2016:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal Person of JXZD	$2,588,518	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	15,117	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,200	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,901	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	6,686	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	331,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother-in-law	6,000	12%	May 22, 2015	July 19, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	288,000	15%	December 18, 2012	December 18, 2015
Total		$3,642,110

As of September 30, 2017 and December 31, 2016, the Company had accrued interest payable to the related parties of $3,268,570 and $2,737,056, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $413,377 and $409,434, respectively.

Note 7. Deferred Revenues

As of September 30, 2017 and December 31, 2016, the Company had deferred revenue of $151,297 and $144,926, respectively, related to advances that the Company received from its customers.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of September 30, 2017, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2016 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2017 and December 31, 2016.

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

The following illustrates our corporate and share ownership structure:

Current Operations

Presently, we conduct our operations exclusively through Zhen Ding JV, our joint venture company. However, we continue to look for other attractive potential acquisition targets in the mining industry.

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

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn coincided with an overall economic recession in China and downturn in the global commodities market during fiscal 2015 through 2016.

Summary of Operations during the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities.  However, as at the date of this report we have not successfully secured any financing commitment.

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

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities.  In anticipation of financing and permit approval, our joint venture engaged contractors during the nine months ended September 30, 2017 to conduct safety inspections and repairs, and to plan anticipated drilling locations.  We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

We had a net loss of $162,320 for the three month period ended September 30, 2017, which was $9,253 more than the net loss of $153,067 for the three month period ended September 30, 2016.  The change in our results over the two periods is a result of increased interest expense primarily accrued on related party loans.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2016 to Three Month Period Ended September 30, 2017
General and administrative	$19,564	$20,592	(4.99%)
Interest expense	142,756	132,475	7.76%
Net loss	$162,320	$153,067	6.04%

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September, 2016

We have not earned any revenues in the nine months ended September 30, 2017 or September 30, 2016.  Our lack of revenue is due to our inability to find better quality materials for our production.

We had a net loss of $522,822 for the nine month period ended September 30, 2017, which was $32,083 more than the net loss of $490,739 for the nine month period ended September 30, 2016.  The change in our results over the two periods is a result of increases in general and administrative expense, and interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2016 to Nine Month Period Ended September 30, 2017
General and administrative	$109,445	$81,305	34.61%
Interest expense	413,377	409,434	0.96%
Net loss	$522,822	$490,739	6.53%

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017 reflects current assets of $19,725 and a working capital deficit in the amount of $8,406,366.  Our current assets consisted entirely of cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2017	At December 31, 2016
Current assets	$19,725	$6,918
Current liabilities	8,426,091	7,579,115
Working capital (deficit)	$(8,406,366)	$(7,572,197)

As of September 30, 2017, we had accumulated losses of $18,932,930 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$(95,425)	$(58,756)
Net cash provided by financing activities	108,237	80,515
Foreign currency transaction	(5)	(16)
Net increase in cash during period	$12,807	$21,743

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $95,425, a 62.40 % increase from the $58,756 net cash outflow during the nine months ended September 30, 2016.  The increase was a result of an overall increase in professional fees, and expenses related to business evaluation and capital raising activities during the most recent period.   During the nine months ended September 30, 2017, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017 was $108,237, which was a 34.43% increase from the $80,515 in cash provided by financing activities during the nine months ended September 30, 2016.   The increase was a result of additional related party loans made during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from October 1, 2017 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $19,725 as of September 30, 2017, we estimate that we will require approximately $221,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2017 and 2016, the Company had aggregate foreign currency translation gain (losses) of $(311,348) and $183,595, respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 14, 2017	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2017	De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)