Form 10-K
period 2017-12-31
ZHEN DING RESOURCES INC.
filed 2018-04-11
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $8,829,391.25 based on a $0.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,968,798 common shares as of April 6, 2018.

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

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates. At the beginning of fiscal 2017, we shut down the mineral processing plant in China due to insufficient working capital.  Our principal office is located at 353 St. Nicolas, Suite 205, Montreal, Quebec H2Y 2P1.   Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

The following illustrates our corporate and share ownership structure:

Our Current Business

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates. At the beginning of fiscal 2017, we shut down the mineral processing plant in China due to insufficient working capital. This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past 12 months.  We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to restart its plant operations.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.  As at the date of this report, we are actively seeking an investment of approximately US$3,000,000 to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2017 and 2016, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2017 and 2018 is focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $3,500,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

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

We Have Incurred Losses In Certain Prior Periods And May Incur Losses In The Future.

We incurred net losses of approximately $19 million from inception.  As at December 31, 2017 we had a working capital deficit of $8,678,497. We expect to incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

As of December 31, 2017, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

Our joint venture partner, Xinzhou Gold mined ores at the Wuxi Gold Project under two permits: (1) Mining License No. C3400002009114110049341 (the “Mining License”) and (2) Gold Mining License No. (2005) 42 (the “Gold Mining License”).

The Mining License was valid from November 20, 2014 until November 20, 2017 and was issued by the Mining Resources Department of Anhui Province.  This license allowed ore to be mined in a specific area spanning 0.744 square kilometers with an ore extraction limit of 60,000 tons per year. The Mining License allows for underground mining.

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

The Physical Plant at the Wuxi Gold Project

The processing of the ore is through a gravity concentration plant which has been built on the northeast side of the mountain located within the Zhen Ding JV prospect. The plant is owned by Zhen Ding JV and is approximately six years old.

In the PRC, land use rights are the legal rights for an entity to use land for a fixed period of time. The PRC has adopted a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state or by rural collective economic organizations.  As of December 31, 2017, the Zhen Ding JV did not have any land use rights agreements with the PRC for the buildings owned by our Company. The Government owns the land where our Company’s buildings are located and allows our Company free usage of the land.

The overview of milling process is for the ore to be extracted and brought to the plant and initially passed through two crushers, one coarse and one more refined, which is then fed into one of three grinding mills, where the ore is ground into powder form. At the grinding process, the powdered ore is mixed with chemicals and then fed into a floatation machine. After the chemical treatment, output from the floatation machine goes through a filter and drying machine. The output of the drying produces our final product, which is a gold, silver, lead, zinc and copper concentrate. We do not produce pure metal. We estimate our extracted ore is 65-80% pure and is sold to refineries that further purify and separate the concentrate. Tailing are sent directly to a tailing pond near the entrance side of the plant. There is no hazardous waste produced by our concentration plant and we recycle nearly all of the waste water.

The plant was completed, tested, and inspected by authorities during 2012.  Milling activity commenced during the summer of 2012. In the five months ended December 31, 2012, Zhen Ding JV milled and sold $2,101,200 of metal concentrate. However, mining and production decreased at year end as Xinzhou Gold exhausted its higher concentrated gold deposits and needed to extract beyond the areas permitted by the mining license.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  This downturn has coincided with an overall economic recession in China and downturn in the global commodities market over the past 12 months.  At the beginning of fiscal 2017, we shut down the mineral processing plant in China due to insufficient working capital.

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

We currently have a local investor who has shown interest in investing in our company however, such investment would be only made upon the approval of the permit.

We intend to resume selling processed ore concentrate as soon as possible in order to supply Zhen Ding JV with the cash flow needed to keep its plant running and to maintain a viable work force for future expansion.  However, we are not able to predict at this time when economic conditions will allow us to resume our ore refinery operation.

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,500,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities.  In anticipation of financing and permit approval, our joint venture engaged contractors during the year ended December 31, 2017 to conduct safety inspections and repairs, and to plan anticipated drilling locations.  We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Operations

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates.  At the beginning of fiscal 2017, we shut down the mineral processing plant in China due to insufficient working capital.

As at the date of this report, we are actively seeking an investment of approximately US$3,000,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
December 31, 2017	$2.01	$2.01
September 30, 2017	$2.01	$2.01
June 30, 2017	$1.45	$1.45
March 31, 2017	$1.40	$1.40
December 31, 2016	$1.50	$0.25
September 30, 2016	$1.45	$0.25
June 30, 2016	$0.25	$0.25
March 31, 2016	$0.25	$0.25
December 31, 2015	$0.14	$0.14

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On April 6, 2018, the shareholders’ list showed 193 registered shareholders with 63,968,798 common shares outstanding.

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

Convertible Securities

As of December 31, 2017, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2018 is to seek an investment of approximately US$3,000,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

The funds raised would be used to:

(1)	extend and expand permitted mining area of Xinzhou Gold to access higher concentrate ore veins;
(2)	resume ore exploration and extraction activities;
(3)	re-start the mill;
(4)	re-test the mill;
(5)	develop expansion plans for our plant capacity;
(6)	drill additional holes near the concentration plant; and
(7)	undertake at least three deep drill holes in the permitted area to re-commence greater milling operations as soon as possible.

This will involve re-testing the plant equipment and re-hiring all personnel that was laid off as a result of the mining halt. We will reactively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material. In addition, we will look for a partner in the natural resources field in order to enhance our future capability to access necessary funding and seek other businesses opportunities and other strategic transactions with a view toward diversifying our business and attracting new investment.

Cash Requirements

Our net cash provided by financing activities during the year ended December 31, 2017 was $82,135 as compared to $119,819 during the year ended December 31, 2016.  We had current assets consisting of $7,669 in cash as at December 31, 2017, and current liabilities of $8,686,166.  This compares to current assets consisting entirely of $6,918 in cash as at December 31, 2016, and current liabilities of $7,579,115.  Our working capital deficit as at December 31, 2017 was $8,678,497 as compared to $7,572,197 as at December 31, 2016.

In order to execute our business plan over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
Restart mill and mining related operations	3,000,000
General, Administrative Expenses	100,000
Consulting & Permit Fees	150,000
Misc	100,000

Total	3,350,000

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2018.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2017 and 2016, which are included herein.

Our operating results for the years ended December 31, 2017 and2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Change Between Years Ended December 31, 2017 and December 31, 2016

General and administration	$71,317	$115,373	$(44,056)
Interest expense	562,585	540,227	22,358
Other expenses (income)	(458)	899	(1,357)
Net loss	$633,444	$656,499	$(23,055)

Our financial statements report a net loss of $633,444 for the year ended December 31, 2017 as compared to a net loss of $656,499 for the year ended December 31, 2016. Our losses have decreased by $23,055, primarily as a result of a decrease in operating expenses because we closed our mineral processing plant in early 2017.

Our operating expenses for the year ended December 31, 2017 were $71,317 compared to $115,373 for the year ended December 31, 2016. The change in our results over the two years is because we closed our mineral processing plant in early 2017.

Our interest expense for the year ended December 31, 2017 was $562,585 compared to $540,227. The increase resulted from the issuance of interest bearing debt accompanied by the change in foreign currency translation rate.

Liquidity and Financial Condition

Working Capital

	At December 31, 2017	At December 31, 2016
Current assets	$7,669	$6,918
Current liabilities	(8,686,166)	(7,579,115)
Working capital (deficit)	$(8,678,497)	$(7,572,197)

As of December 31 2017, we had accumulated losses of approximately $19,000,000 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2017	2016
Net cash used in operating activities	$(81,430)	$(117,181)
Net cash provided by financing activities	82,135	119,819
Foreign currency translation	46	(40)
Net increase change in cash	$751	$2,598

Operating Activities

Net cash used in operating activities was $81,430 for the year ended December 31, 2017 compared to $117,181 for the year ended December 31, 2016. The decrease was a result of an overall reduction in our business activities during the most recent period.

Financing Activities

Net cash provided by financing activities was $82,135 for the year ended December 31, 2017 compared net cash provided by financing activities of $119,819 in the same period in 2016. The decrease was a result of a decrease in borrowing from related parties during the most recent period.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2017, our company has an accumulated deficit of $19,011,152 since inception and had a working capital deficit of $8,678,497. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Zhen Ding Resources Inc.
 Montreal, Quebec

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to  the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2012.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 10, 2018

Zhen Ding Resources Inc.
Consolidated Balance Sheets As of December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets

Current Assets:
Cash and cash equivalents	$7,669	$6,918
Total current assets	7,669	6,918

Total assets	$7,669	$6,918

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$313,787	$305,804
Accounts payable and accrued liabilities-related parties	3,479,101	2,737,056
Deferred revenues	154,619	144,926
Due to related parties	799,282	749,219
Short-term debt-related parties	3,939,377	3,642,110
Total current liabilities	8,686,166	7,579,115

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivables	(5,431)	(5,431)
Accumulated other comprehensive loss	193,802	524,801
Accumulated deficit	(19,011,152)	(18,530,405)
Total deficit attributable to Zhen Ding Resources Inc.	(6,053,509)	(5,241,763)
Non-controlling interests	(2,624,988)	(2,330,434)

Total equity (deficit)	(8,678,497)	(7,572,197)

Total liabilities and equity (deficit)	$7,669	$6,918

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2017 and 2016

	2017	2016
Operating expenses:
General and administrative	$71,317	$115,373

Total operating expenses	71,317	115,373

Operating loss	(71,317)	(115,373)

Other expense:
Interest expenses	(562,585)	(540,227)
Other income (expenses)	458	(899)

Net loss	(633,444)	(656,499)

Loss attributable to non-controlling interests	152,697	160,894

Net loss attributable to Zhen Ding Resources Inc.	$(480,747)	$(495,605)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(633,444)	$(656,499)
Other comprehensive income (loss):
Foreign currency translation adjustments	(472,856)	462,742
Total comprehensive loss	(1,106,300)	(193,757)
Comprehensive loss attributable to non- controlling interest	294,554	22,071
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(811,746)	$(171,686)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2017 and 2016

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2015	63,968,798	$6,397	$12,762,875	$(5,431)	$200,882	$(18,034,800)	$(2,308,363)	$(7,378,440)

Foreign currency translation adjustment	-	-	-	-	323,919	-	138,823	462,742

Net loss	-	-	-	-	-	(495,605)	(160,894)	(656,499)

Balances, December 31, 2016	63,968,798	$6,397	$12,762,875	$(5,431)	$524,801	$(18,530,405)	$(2,330,434)	$(7,572,197)

Foreign currency translation adjustment	-	-	-	-	(330,999)	-	(141,857)	(472,856)

Net loss	-	-	-	-	-	(480,747)	(152,697)	(633,444)

Balances, December 31, 2017	63,968,798	$6,397	$12,762,875	$(5,431)	$193,802	$(19,011,152)	$(2,624,988)	$(8,678,497)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net loss	$(633,444)	$(656,499)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(10,571)	(2,613)
Accounts payable and accrued liabilities-related parties	562,585	541,931
Net cash used in operating activities	(81,430)	(117,181)

Cash flows from financing activities
Net change in advances from related parties	(45)	38,751
Proceeds from borrowings on short-term debt – related parties	82,180	81,068
Net cash provided by financing activities	82,135	119,819

Foreign currency translation	46	(40)

Net change in cash	751	2,598

Cash and cash equivalents - beginning of the year	6,918	4,320

Cash and cash equivalents - end of the year	$7,669	$6,918

Supplement cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

In 2017, the Company shut down its mineral processing plant in China due to insufficient working capital. The Company had limited operations and plans to resume selling processed ore concentrate as soon as possible to provide Zhen Ding JV the cash flow needed to keep its plant operating and to maintain a viable work force for future expansion.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the years ended December 31, 2017 and 2016, the Company had aggregate foreign currency translation gains (loss) of ($472,856) and $462,742, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In 2015, the Company idled its mineral processing plant and wrote the assets down to their estimated fair value of $0 based on expected future cash flow using Level 3 inputs under ASC 820. The Company is currently seeking investment to restart the operations.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of December 31, 2017 and 2016, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2017 through the date the financial statements were issued for disclosure consideration.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2017, the Company had accumulated losses of $19,011,152 since inception and had a working capital deficit of $8,678,497. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Related Party Transactions

Accounts payable

As of December 31, 2017 and 2016, the Company had payables of $799,282 and $749,219, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2017 and 2016, the Company had short-term debts to related parties of $3,939,377 and $3,642,110, respectively. The details of the loans are described as below.

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

At December 31, 2016:
			Annual
Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal Person of JXZD	$2,588,518	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former Office Manager in JXZD, wife of Zhou Zhi Bin	15,117	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal Person of JXZD	7,200	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,901	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	6,686	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	331,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Owned by Wen Mei Tu’s brother- in-law	6,000	12%	May 22, 2015	July 19, 2016
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	288,000	15%	December 18, 2012	December 18, 2015
Total		$3,642,110

As of December 31, 2017 and 2016, the Company had accrued interest payable to the related parties of $3,479,101 and $2,737,056, respectively. For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $562,585 and $540,227, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 5. Deferred Revenues

As of December 31, 2017 and 2016, the Company had deferred revenue of $154,619 and $144,926, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 6. Contingencies

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

Note 7. Income Taxes

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

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax
Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of approximately $795,141 and a corresponding reduction in the valuation allowance.

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of December 31, 2017, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2017 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2017 and 2016.

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

As of December 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wei, De Gang	Chairman, Chief Financial Officer and Director	61	August 13, 2012
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	66	August 13, 2012
Zhou, Qiang	Director	70	August 13, 2012
Zhou, Zhi Bin	Director	68	August 13, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualifie d Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
De Gang Wei Chairman and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

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

The following table sets forth, as of April 6, 2018 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(2) Common Shares	9.69%
Qiang Zhou No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(3) Common Shares	8.0%
Zhi Bin Zhou 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(4) Common Shares	9.38%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	1,232,000 Common Shares	1.90%
Directors and Executive Officers as a Group	21,732,000 Common Shares	34.0%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	13.94%
Shareholders Holding Over 5%	8,919,233 Common Shares	13.94%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 6, 2018. As of April 6, 2018 there were 63,968,798 shares of our company’s common stock issued and outstanding.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2017 and 2016, we had short-term debts to related parties of $3,642,110 and $3,784,937, respectively.  The details of the loans are described as below.

As of December 31, 2017 and December 31, 2016, Zhen Ding JV owed payables of $749,219 and $761,066, respectively, to Xinzhou Gold for the transfer of fixed assets and construction in progress, operating expense paid by XinZhou on behalf of Zhen Ding JV and routine transactions whereby Xinzhou Gold supplies ore to Zhen Ding JV.

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

Wei, De Gang, the Chief Financial Officer and Chairman and a major shareholder of Zhen Ding DE, has loaned various amounts to our company beginning in May 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Wei for the year ended December 31, 2017 was $5,032,909 compared to $4,329,110 at December 31, 2016. Our company accrued interest payable to Mr. Wei of approximately $408,000 during 2017 and repaid $0 in aggregate principal during 2017.

Zhou, Zhi Bin, a director and major shareholder of Zhen Ding DE, was the founder and is a director and 23% owner of Xinzhou Gold.   The aggregate amount of loans and outstanding interest payable to Mr. Zhou for the year ended December 31, 2017 was $15,744 compared to $13,678 at December 31, 2016. Our company accrued interest payable to Mr. Zhou of approximately $1,100 during 2017 and repaid $0 in aggregate principal during 2017.

Tang Yong Hong, an officer of Zhen Ding DE and Zhen Ding JV, has loaned various amounts to our company beginning in February 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum. The aggregate amount of loans and outstanding interest payable to Mr. Tang for the year ended December 31, 2017 was $493,542 compared to $416,117 at December 31, 2016.  Our company accrued interest payable to Mr. Tang of approximately $49,000 during 2017 and repaid $0 in aggregate principal during 2017.

Tu, Wen Mei, the Chief Executive Officer and a director of Zhen Ding DE, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand and bear interest at the rate of 12% per annum.  The aggregate amount of loans and outstanding interest payable to Ms. Tu for the year ended December 31, 2017 was $496,274 compared to $414,483 at December 31, 2016. Our company accrued interest payable to Ms. Tu of approximately $42,711 during 2017 and repaid $0 in aggregate principal during 2017.

 Zhou, Qiang, a Director of Zhen Ding DE and the former legal representative and president of Zhen Ding JV, has loaned various amounts to our company beginning in September 2012, and such amounts are due on demand and bear interest at the rate of 15% per annum.  The aggregate amount of loans and outstanding interest payable to Mr. Zhou for the year ended December 31, 2017 was $538,736 compared to $461,772as at December 31, 2016. Our company accrued interest payable to Mr. Zhou of approximately $45,420 and repaid $0 in aggregate principal during 2017.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$39,670	$31,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$39,670	$31,500

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 10, 2018	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 10, 2018	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2018	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 10, 2018	/s/ De Gang Wei
De Gang Wei
Chairman, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 10, 2018	/s/ Qiang Zhou
Qiang Zhou
Director

Dated: April 10, 2018	/s/ Zhi Bin Zhou
Zhi Bin Zhou
Director