Form 10-Q
period 2018-03-31
ZHEN DING RESOURCES INC.
filed 2018-05-21
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2018
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-188152
ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)
Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)
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

63,968,798 common shares issued and outstanding as of May 21, 2018

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.
Consolidated Balance Sheets As of March 31, 2018 and December 31, 2017 (Unaudited)

	March 31,	December 31,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$21,538	$7,669
Total current assets	21,538	7,669

Total assets	$21,538	$7,669

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$325,134	$313,787
Accounts payable and accrued liabilities-related parties	3,746,332	3,479,101
Deferred revenues	160,256	154,619
Due to related parties	828,263	799,282
Short-term debt	27,500	-
Short-term debt-related parties	4,064,751	3,939,377
Total current liabilities	9,152,236	8,686,166

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive loss	(9,032)	193,802
Accumulated deficit	(19,133,637)	(19,011,152)
Total deficit attributable to Zhen Ding Resources Inc.	(6,378,828)	(6,053,509)
Non-controlling interests	(2,751,870)	(2,624,988)

Total equity (deficit)	(9,130,698)	(8,678,497)

Total liabilities and equity (deficit)	$21,538	$7,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2018 and 2017 (Unaudited)

	March 31,	March 31,
	2018	2017
Operating expenses:
General and administrative	$14,811	$26,183

Total operating expenses	14,811	26,183

Operating loss	(14,811)	(26,183)

Other expense:
Interest expense	(147,627)	(138,115)

Net loss	(162,438)	(164,298)

Loss attributable to non-controlling interests	39,953	41,559

Net loss attributable to Zhen Ding Resources Inc.	$(122,485)	$(122,739)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(162,438)	$(164,298)
Other comprehensive loss:
Foreign currency translation adjustments	(289,762)	(47,555)
Total comprehensive loss	(452,200)	(211,853)
Comprehensive loss attributable to non- controlling interests	126,881	55,826
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(325,319)	$(156,027)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows For the three months ended March 31, 2018 and 2017 (Unaudited)

	March 31,	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(162,438)	$(164,298)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	970	2,337
Accounts payable and accrued liabilities-related parties	147,056	139,820
Net cash used in operating activities	(14,412)	(22,141)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	27,500	-
Proceeds from borrowings on short-term debt – related parties	222	35,571
Net cash provided by financing activities	27,722	35,571

Foreign currency translation	559	(2)

Net change in cash	13,869	13,428

Cash and cash equivalents - beginning of the period	7,669	4,320

Cash and cash equivalents - end of the period	$21,538	$17,748

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

The Company indirectly owns 70% of a Chinese Joint Venture entity, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV” or “JXZD”). This indirect ownership is through a 100% ownership of a California company Z&W, Zhen Ding Corporation (“Z&W CA”).

Our Company, through Z&W CA, participates in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company, JXZD, is 70% held by our Company through Z&W CA who has the mineral exploration, mineral mining and gold mining rights to a property located in the southwestern part of Anhui province in China, near the town of Jing Xian. Xinzhou Gold, the other 30% partner of JXZD is the actual named owner of the various licenses used by JXZD and transferred all rights emanating from these licenses as part of the joint venture agreement between Z&W CA and Xinzhou Gold. Our Company’s primary activity, through JXZD, is ore processing and production in China.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2018 and 2017, the Company had aggregate foreign currency translation loss of $289,762 and $47,555, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximated their fair values as of March 31, 2018 and December 31, 2017, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2018 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2018, the Company had accumulated losses of $19,133,637 since inception and had a working capital deficit of $9,130,598. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

On January 31, 2018, the Company entered into a loan agreement with a third party for $27,500. The loan bears an interest of 1% per month and matures at January 30, 2019. As of March 31, 2018 and December 31, 2017, the Company had short-term debts to third parties of $27,500 and $0, respectively.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2018 and December 31, 2017, the Company had payables of $828,263 and $799,282, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2018 and December 31, 2017, the Company had short-term debts to related parties of $4,064,751 and $3,939,377, respectively. The details of the loans are described as below.

At March 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,862,396	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,716	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,960	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	342,682	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,909	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	318,400	15%	December 18, 2012	December 18, 2015
Total		$4,064,751

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	Former CFO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

As of March 31, 2018 and December 31, 2017, the Company had accrued interest payable to the related parties of $3,746,332 and $3,479,101, respectively. For the periods ended March 31, 2018 and 2017, the Company recorded interest expense of $147,627 and $138,115, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of March 31, 2018 and 2017, the Company had deferred revenue of $160,256 and $154,619 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 7. Contingencies

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

Note 8. Income Taxes

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of March 31, 2018, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2017 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2018 and 2017.

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

Summary of Operations during the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, we continued to seek an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities.  However, as at the date of this report we have not successfully secured any financing commitment.

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

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities.  In anticipation of financing and permit approval, our joint venture engaged contractors during the three months ended March 31, 2018 to conduct safety inspections and repairs, and to plan anticipated drilling locations.  We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2018 and March 31, 2017
General and administrative	$14,811	$26,183	(43.43)%
Interest expense	147,627	138,115	6.89%
Net loss	$162,438	$164,298	(1.13)%

We had not earned any revenues in the three months ended March 31, 2018 and 2017.  Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $162,438 for the three months ended March 31, 2018, representing a 1.13% decrease from our net loss of $164,298 for the three months ended March 31, 2017. The change in our results over the two periods is a result of a nominal decrease in our general and administrative expense and interest expense.

Liquidity and Capital Resources

Working Capital

	At March 31, 2018	At December 31, 2017
Current assets	$21,538	$7,669
Current liabilities	9,152,236	8,686,166
Working capital deficit	$(9,130,698)	$(8,678,497)

As of March 31, 2018, we had current assets of $21,538 consisting entirely of cash, current liabilities of $9,152,236 and a working capital deficit of $9,130,698. This compares to our current assets of $7,669 consisting entirely of cash, current liabilities of $8,686,166, and working capital deficit of $8,678,497 as of December 31, 2017.  The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of March 31, 2018, we had accumulated losses of $19,133,637 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(14,412)	$(22,141)
Net cash provided by financing activities	$27,722	$35,571
Net increase in cash during period	$13,869	$13,428

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $14,412, a 34.91% decrease from the $22,141 in net cash outflow during the three months ended March 31, 2017.  The decrease was a result of a marginal decrease in our business activities and administrative cost saving measures during the most recent period.  During the three months ended March 31, 2018 and 2017, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2018 was $27,722, which was a 22.07% decrease from the $35,571 cash provided by financing activities during the three months ended March 31, 2017.  The increase was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2018 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $21,538 as of March 31, 2018, we estimate that we will require approximately $207,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

On May 9, 2018, De Gang Wei resigned as Chairman, Chief Financial Officer and Director of the Company and Zhou Zhi Bin resigned as a director of the Company.  The resignations did not result from any disagreement with our company regarding our operations, policies, practices or otherwise.

Our board of directors now consists of two directors, Wen Mei Tu and Qiang Zhou.

Item 6.	Exhibits

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 21, 2018	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)