Form 10-Q
period 2018-06-30
ZHEN DING RESOURCES INC.
filed 2018-08-14
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2018
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada	H2Y 2P1
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of August 14, 2018

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Condensed Balance Sheets

As of June 30, 2018 and December 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$16,614	$7,669
Other current asset	1,988	-

Total current assets	$18,602	$7,669

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$288,760	$313,787
Accounts payable and accrued liabilities-related parties	3,706,637	3,479,101
Deferred revenues	136,931	154,619
Due to related parties	808,181	799,282
Short-term debt	52,500	-
Short-term debt-related parties	3,872,797	3,939,377
Total current liabilities	8,865,806	8,686,166

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	293,217	193,802
Accumulated deficit	(19,249,872)	(19,011,152)
Total deficit attributable to Zhen Ding Resources Inc.	(6,192,814)	(6,053,509)
Non-controlling interests	(2,654,390)	(2,624,988)

Total equity (deficit)	(8,847,204)	(8,678,497)

Total liabilities and equity (deficit)	$18,602	$7,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating expenses:
General and administrative	25,895	36,257	40,706	89,881

Total operating expenses	25,895	36,257	40,706	89,881

Operating loss	(25,895)	(36,257)	(40,706)	(89,881)

Other income (expenses)5ssss
Other Income	23,510	-	23,510	-
Interest expenses	(145,448)	(136,454)	(293,075)	(270,621)

Total other income (expenses)	(121,938)	(136,454)	(269,565)	(270,621)

Net loss	(147,833)	(172,711)	(310,271)	(360,502)

Loss attributable to non-controlling interests	32,056	39,569	72,009	78,800

Net loss attributable to Zhen Ding Resources Inc.	$(115,777)	$(133,142)	$(238,262)	$(281,702)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(147,833)	$(172,711)	$(310,271)	$(360,502)
Other comprehensive income (loss):
Foreign currency translation adjustments	431,784	(119,259)	142,022	(173,834)
Total comprehensive income (loss)	283,951	(291,970)	(168,249)	(534,336)
Comprehensive income (loss) attributable to non-controlling interest	(97,479)	75,347	29,402	130,951
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$186,472	$(216,623)	$(138,847)	$(403,385)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Condensed Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(310,271)	$(360,502)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current assets	(1,999)	-
Accounts payable and accrued liabilities	(20,759)	13,907
Accounts payable and accrued liabilities-related parties	291,529	270,621
Deferred revenues	(15,670)	-
Net cash used in operating activities	(57,170)	(75,974)

Cash flows from financing activities
Net change in advances from related parties	23,098	17,440
Proceeds from borrowings on short-term debt	52,500	65,093
Repayment of borrowings on short-term debt– related parties	(9,534)	-
Net cash provided by financing activities	66,064	82,533

Foreign currency translation	51	14

Net change in cash	8,945	6,573

Cash and cash equivalents - beginning of the period	7,669	6,918

Cash and cash equivalents - end of the period	$16,614	$13,491

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the six months ended June 30, 2018 and 2017, the Company had aggregate foreign currency translation gain (loss) of $142,022 and $(173,834), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximated their fair values as of June 30, 2018 and December 31, 2017, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to June 30, 2018 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2018, the Company had accumulated losses of $19,249,872 since inception and had a working capital deficit of $8,847,204. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debt at June 30, 2018:

Issuance date	Maturity	Interest Rate	Amount
January 31, 2018	January 31, 2019	1% per month	$27,500
May 18, 2018	May 18, 2019	1% per month	25,000
			52,500

During the six months ended June 30, 2018, the Company recorded interest expense and accrued interest of $1,488.

Note 5. Related Party Transactions

Accounts payable

As of June 30, 2018 and December 31, 2017, the Company had payables of $808,181 and $799,282, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2018 and December 31, 2017, the Company had short-term debts to related parties of $3,872,797 and $3,939,377, respectively. The details of the loans are described as below.

At June 30, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,715,535	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,858	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,552	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	325,100	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	302,064	15%	December 18, 2012	December 18, 2015
Total		$3,872,797

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	Former CFO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

As of June 30, 2018 and December 31, 2017, the Company had accrued interest payable to the related parties of $3,706,637 and $3,479,101, respectively. For the periods ended June 30, 2018 and 2017, the Company recorded interest expense of $291,587 and $270,621, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of June 30, 2018 and December 31, 2017, the Company had deferred revenue of $136,931 and $154,619 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Summary of Operations during the six Months Ended June 30, 2018

During the six months ended June 30, 2018, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

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

In anticipation of financing and permit approval, our joint venture engaged contractors during the six months ended June 30, 2018 to conduct safety inspections and repairs, and to plan anticipated drilling locations. We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2018 and 2017
General and administrative	$25,895	$36,257	(28.58)%
Interest expense	$145,448	$136,454	6.59%
Other income	$23,510	$-	100%
Net loss	$147,833	$172,711	(14.40)%

We had not earned any revenues in the three months ended June 30, 2018 and 2017. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $147,833 for the three months ended June 30, 2018, representing a nominal 14.40% decrease from our net loss of $172,711 for the three months ended June 30, 2017. The change in our results over the two periods is a result of a decrease in our general and administrative expense and an increase in other income from receipt of deposit that was written-off in prior year.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2018 and June 30, 2017
General and administrative	$40,706	$89,881	(54.71)%
Interest expense	$293,075	$270,621	8.30%
Other income	$23,510	$-	100%
Net loss	$310,271	$360,502	(13.93)%

We had not earned any revenues during the six months ended June 30, 2018 and 2017. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $310,271 for the six months ended June 30, 2018, representing a 13.93% decrease from our net loss of $360,502 for the six months ended June 30, 2017. The change in our results over the two periods is a result of a decrease in our general and administrative expense and an increase in other income from receipt of deposit that was written-off in prior year.

Liquidity and Capital Resources

Working Capital

	At June 30, 2018	At December 31, 2017
Current assets	$18,602	$7,669
Current liabilities	8,865,806	8,686,166
Working capital deficit	$(8,847,204)	$(8,678,497)

As of June 30, 2018, we had current assets of $18,602 consisting of cash and cash equivalents and other current assets, current liabilities of $8,865,806 and a working capital deficit of $8,847,204. This compares to our current assets of $7,669 consisting entirely of cash, current liabilities of $8,686,166, and working capital deficit of $8,678,497 as of December 31, 2017. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2018, we had accumulated and other comprehensive losses of $19,249,872 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(57,170)	$(75,974)
Net cash provided by financing activities	$66,064	$82,533
Net increase in cash during period	$8,945	$6,573

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $57,170, a 24.75% decrease from the $75,974 in net cash outflow during the six months ended June 30, 2017. The decrease was a result of a marginal decrease in our business activities and administrative cost saving measures during the most recent period. During the six months ended June30, 2018 and 2017, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 was $66,064, which was a 19.95% decrease from the $82,533 cash provided by financing activities during the six months ended June 30, 2017. The increase was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2018 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $16,614 as of June 30, 2018, we estimate that we will require approximately $223,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Critical Accounting Policies

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

  Foreign Currency Adjustments
  Non-controlling Interest
  Revenue Recognition

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

The Company was previously subject to a cease trade order (the “CTO”) issued by the L’Autorité des Marchés Financiers (Financial Markets Authority) of Quebec ("AMF") on September 29, 2014 (copy enclosed) with respect to failure to file the following public disclosure documents in Canada: (i) unaudited interim financial statements, interim management's discussion and analysis and certification of interim filings for the periods ended September 30, 2012, March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2014, and June 30, 2014; (ii) audited annual financial statements, annual management's discussion and analysis, annual information form, certification of annual filings for the year ended December 31, 2013; and (iii) its annual information form for the year ended December 31, 2012, the whole as required pursuant to Canadian Multilateral Instrument 51-105.

On August 7, 2018 the AMF granted a full revocation of the CTO issued against the Company. In light of the revocation, the Company and its insider may issue, trade and otherwise transact securities of the Company.

Item 6.	Exhibits

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 14, 2018	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

