Form 10-Q
period 2018-09-30
ZHEN DING RESOURCES INC.
filed 2018-11-19
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2018
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

438-882-4148
(Registrant’s telephone number, including area code)

Suite 205, 353 St. Nicolas, Montreal, Quebec, Canada H2Y 2P1
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

63,968,798 common shares issued and outstanding as of November 14, 2018

ZHEN DING RESOURCES INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.
Consolidated Condensed Balance Sheets As of September 30, 2018 and December 31, 2017 (Unaudited)

	September 30,	December 31,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$23,563	$7,669
Other current asset	37,821	-

Total current assets	$61,384	$7,669

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$584,608	$313,787
Accounts payable and accrued liabilities-related parties	3,455,608	3,479,101
Deferred revenues	132,006	154,619
Due to related parties	779,027	799,282
Short-term debt	72,500	-
Short-term debt-related parties	3,751,731	3,939,377
Total current liabilities	8,775,480	8,686,166

Shaneholders’ Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive gain (loss)	491,962	193,802
Accumulated deficit	(19,365,500)	(19,011,152)
Total deficit attributable to Zhen Ding Resources Inc.	(6,109,697)	(6,053,509)
Non-controlling interests	(2,604,399)	(2,624,988)

Total shareholders’ equity (deficit)	(8,714,096)	(8,678,497)

Total liabilities and shareholders’’ equity (deficit)	$61,384	$7,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss For the three and nine months ended September 30, 2018 and 2017
(Unaudited)

	Three months ended as of September 30,		Nine months ended as of September 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	64,835	19,564	105,541	109,445

Total operating expenses	64,835	19,564	105,541	109,445

Operating loss	(64,835)	(19,564)	(105,541)	(109,445)

Other income (expenses)5ssss
Other Income	(890)	-	22,620	-
Interest expenses	(85,606)	(142,756)	(378,681)	(413,377)

Total other income (expenses)	(86,496)	(142,756)	(356,061)	(413,377)

Net loss	(151,331)	(162,320)	(461,602)	(522,822)

Gain / (Loss)attributable to non-controlling interests	35,245	41,497	107,254	120,297

Net loss attributable to Zhen Ding Resources Inc.	$(116,086)	$(120,823)	$(354,348)	$(402,525)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(151,331)	$(162,320)	$(461,602)	$(522,822)
Other comprehensive income (loss):
Foreign currency translation adjustments	283,981	(137,514)	426,003	(311,348)
Total comprehensive gain (loss)	132,650	(299,834)	(35,599)	(834,170)
Comprehensive gain (loss) attributable to non-controlling interest	(49,991)	82,752	(20,589)	213,703
Comprehensive gain (loss) attributable to Zhen Ding Resources Inc.	$82,659	$(217,082)	$(56,188)	$(620,467)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(461,602)	$(522,822)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current assets	(16,552)	-
Accounts payable and accrued liabilities	(1,749)	14,020
Accounts payable and accrued liabilities-related parties	425,392	413,377
Deferred revenues	(15,080)	-
Net cash used in operating activities	(69,591)	(95,425)

Cash flows from financing activities
Net change in advances from related parties	22,198	26,650
Proceeds from borrowings on short-term debt	72,500	81,587
Repayment of borrowings on short-term debt– related parties	(9,175)	-
Net cash provided by financing activities	85,523	108,237

Foreign currency translation	(38)	(5)

Net change in cash	15,894	12,807

Cash and cash equivalents - beginning of the period	7,669	6,918

Cash and cash equivalents - end of the period	$23,563	$19,725

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2018 and 2017, the Company had aggregate foreign currency translation gain (loss) of $426,003 and $(311,348), respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of nine months or less to be cash equivalents.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximated their fair values as of September 30, 2018 and December 31, 2017, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2018 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 3. Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2018, the Company had accumulated losses of $19,365,500 since inception and had a working capital deficit of $8,714,096. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debt at September 30, 2018:

Issuance date	Maturity	Interest Rate	Amount
January 31, 2018	January 31, 2019	1% per month	$27,500
May 18, 2018	May 18, 2019	1% per month	25,000
September 14, 2018	September 13, 2019	1% per month	20,000
			72,500

During the nine months ended September 30, 2018, the Company recorded interest expense and accrued interest of $3,163.

Note 5. Related Party Transactions

Accounts payable

As of September 30, 2018 and December 31, 2017, the Company had payables of $779,027 and $799,282, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2018 and December 31, 2017, the Company had short-term debts to related parties of $3,751,731 and $3,939,377, respectively. The details of the loans are described as below.

At September 30, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,617,867	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,288	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,280	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	313,408	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	291,200	15%	December 18, 2012	December 18, 2015
Total		$3,751,731

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	Former CFO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

As of September 30, 2018 and December 31, 2017, the Company had accrued interest payable to the related parties of $3,455,608 and $3,479,101, respectively. For the periods ended September 30, 2018 and 2017, the Company recorded interest expense of $378,681 and $413,377, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of September 30, 2018 and December 31, 2017, the Company had deferred revenue of $132,006 and $154,619 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of September 30, 2018, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2017 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2018 and 2017.

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

Our Corporate History and Structure

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada J4Y 9C4.  The offices, located in a suburb of Montreal, are not under written lease but are rented through a verbal agreement, on a month to month basis, from Immeuble Wing Kei Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 15, 2018.

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

Summary of Operations during the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

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

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities. In anticipation of financing and permit approval, our joint venture engaged contractors during the nine months ended September 30, 2018 to conduct safety inspections and repairs, and to plan anticipated drilling locations. We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

We had a net loss of $151,331 for the three month period ended September 30, 2018, which was $10,989 less than our net loss of $162,320 for the three month period ended September 30, 2017.  The change in our results over the two periods is a result of decreased interest expense accrued on related party loans.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2017 to Three Month Period Ended September 30, 2018
General and administrative	$64,835	$19,564	231.39%
Other Income (Expense)	(890)	-	-
Interest expense	85,606	142,756	(40.03)%
Net loss	$151,331	$162,320	(6.76)%

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September, 2017

We did not earn any revenues in the nine months ended September 30, 2018 or September 30, 2017. Our lack of revenue is due to our inability to find better quality materials for our production.

We had a net loss of $461,602 for the nine month period ended September 30, 2018, which was $61,220 less than the net loss of $522,822 for the nine month period ended September 30, 2017.  The change in our results over the two periods is a result of increased general and administrative expense offset by a decrease interest expense. The increase in general and administrative expenses was primarily the result of professional fees incurred to re-establish compliance with our securities reporting obligations in Canada.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2017 to Nine Month Period Ended September 30, 20178
General and administrative	$105,541	$109,445	(3.56)%
Other Income (Expense)	22,620	-	-
Interest expense	378,681	413,377	(8.39)%
Net loss	$461,602	$522,822	(11.7)%

Liquidity and Capital Resources

Our balance sheet as of September 30, 2018 reflects current assets of $61,384 and a working capital deficit in the amount of $8,714,096. Our current assets consisted of $23,563 in cash and cash equivalents, and $37,821 in other current assets. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2018	At December 31, 2017
Current assets	$61,384	$19,725
Current liabilities	8,775,480	8,426,091
Working capital (deficit)	$(8,714,096)	$(8,406,366)

As of September 30, 2018, we had accumulated losses of $19,365,500 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(69,591)	$(95,425)
Net cash provided by financing activities	85,523	108,237
Foreign currency transaction	(38)	(5)
Net increase in cash during period	$15,894	$12,807

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $69,591, a 27.07% decrease from the $95,425 net cash outflow during the nine months ended September 30, 2017. The decrease was a result of an overall increase in professional fees and expenses related re-establishing compliance with our Canadian securities reporting requirements, offset by a decrease in interest expense during the most recent period.  During the nine months ended September 30, 2018 we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 was $85,523, which was a 20.98% decrease from the $108,237 in cash provided by financing activities during the nine months ended September 30, 2017. The increase was a result of additional related party loans made during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from October 1, 2018 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $23,563 as of September 30, 2018, we estimate that we will require approximately $217,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2018 and 2017, the Company had aggregate foreign currency translation gain (loss) of $426,003 and $(311,348), respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 19, 2018	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

