Form 10-K
period 2018-12-31
ZHEN DING RESOURCES INC.
filed 2019-04-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,968,798 common shares as of April 15, 2019.

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

Summary of the 12 Months Ended December 31, 2018

During the twelve months ended December 31, 2018, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

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

As at the date of this report, Xinzhou Gold and we continue to seek investment of approximately $3,000,000, which would allow Xinzhou Gold to resume drilling under its anticipated permit, and allow us to resume refinery activities. In anticipation of financing and permit approval, our joint venture engaged contractors during the twelve months ended December 31, 2018 to conduct safety inspections and repairs, and to plan anticipated drilling locations. We also engaged Mr. Dai Honglin as Chief Engineer and general manager of Xinzhou Gold’s and our gold mining operations.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2018 and 2017, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2017 and 2018 is focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $3,000,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

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

We plan to operate in China through PRC subsidiaries.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from PRC subsidiaries.  If the subsidiary incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the Delaware, any PRC subsidiaries would be regarded as Sino-foreign joint venture enterprises in China.  Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, if we make additional capital contributions to PRC subsidiaries, (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment ..  Under the PRC laws, a Sino-foreign joint venture enterprise is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds of dividend payments from PRC subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

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

As of December 31, 2018, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

21

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
December 31, 2018	*	*
September 30, 2018	*	*
June 30, 2018	*	*
March 31, 2018	*	*
December 31, 2017	*	*
September 30, 2017	$2.01	$2.01
June 30, 2017	$1.45	$1.45
March 31, 2017	$1.40	$1.40
December 31, 2016	$1.50	$0.25

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On April 15, 2018, the shareholders’ list showed 193 registered shareholders with 63,968,798 common shares outstanding.

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

Convertible Securities

As of December 31, 2018, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Cash Requirements

Our net cash provided by financing activities during the year ended December 31, 2017 was $325,913 as compared to $82,135 during the year ended December 31, 2017.  We had current assets consisting of $6,812 (including $5,931 in cash) as at December 31, 2018, and current liabilities of $8,906,320.  This compares to current assets consisting entirely of $7,669 in cash as at December 31, 2017, and current liabilities of $8,686,166.  Our working capital deficit as at December 31, 2018 was $8,899,508 as compared to $8,678,497 as at December 31, 2017.

In order to execute our business plan over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
Restart mill and mining related operations	3,000,000
General, Administrative Expenses	100,000
Consulting & Permit Fees	150,000
Misc	100,000

Total	3,350,000

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2019.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2018 and 2017, which are included herein.

Our operating results for the years ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Change Between Years Ended December 31, 2017 and December 31, 2018

General and administration	$118,575	$71,317	$47,258
Interest expense	569,266	$562,585	6,681
Other expenses (income)	23,051	$458	(22,593)
Net loss	$664,790	$633,444	$31,346

Our financial statements report a net loss of $664,790 for the year ended December 31, 2018 as compared to a net loss of $633,444 for the year ended December 31, 2017. Our losses have increased by $31,346, primarily as a result of a increased professional fees during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2018 were $118,575 compared to $71,317 for the year ended December 31, 2017. The change in our results between the two years is was due to increased legal fees and other professional fees during 2018 related to our securities reporting requirements in Canada and the United States.

Our interest expense for the year ended December 31, 2018 was $569,266 compared to $562,585 during fiscal 2017.

Liquidity and Financial Condition

Working Capital

	At December 31, 2018	At December 31, 2017
Current assets	$6,812	$7,669
Current liabilities	8,906,320	(8,686,166)
Working capital (deficit)	$8,899,508	$(8,678,497)

As of December 31 2018, we had accumulated losses of approximately $19,518,729 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2018	2017
Net cash used in operating activities	$(325,913)	$(81,430)
Net cash provided by financing activities	(119,604)	82,135
Foreign currency translation	443,779	46
Net increase change in cash	$(1,738)	$751

Operating Activities

Net cash used in operating activities was $325,913 for the year ended December 31, 2018 compared to $81,430 for the year ended December 31, 2017. The increase was a result of increased professional expense incurred during the most recent period.

Financing Activities

Net cash provided by financing activities was $119,104 for the year ended December 31, 2018 compared net cash provided by financing activities of $82,135 in the same period in 2017. The nominal increase resulted from an increase in borrowing from related parties during the most recent period.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2018, the Company had accumulated losses of $19,518,729 since inception and had a working capital deficit of $8,899,508. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zhen Ding Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zhen Ding Resources Inc. (“the Company”), as of December 31, 2018, and the related statements of operations, changes in stockholder’s deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the consolidated financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2018

Houston, Texas

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Zhen Ding Resources Inc.

Montreal, Quebec

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zhen Ding Resources Inc. (the "Company") as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company's auditor from 2012 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 10, 2018

Zhen Ding Resources Inc.
Balance Sheets As of December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$5,931	$7,669
Other current asset	881	-
Total current assets	6,812	7,669

Total assets	$6,812	$7,669

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$604,396	$313,787
Accounts payable and accrued liabilities-related parties	3,572,385	3,479,101
Deferred revenues	131,824	154,619
Due to related parties	777,942	799,282
Short term debt	72,500	-
Short-term debt-related parties	3,747,273	3,939,377
Total current liabilities	8,906,320	8,686,166

Stockholders’ deficit:
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivables	(5,431)	(5,431)
Accumulated other comprehensive loss	504,405	193,802
Accumulated deficit	(19,518,729)	(19,011,152)
Total deficit attributable to Zhen Ding Resources Inc.	(6,250,483)	(6,053,509)
Non-controlling interests	(2,649,025)	(2,624,988)

Total stockholders’ deficit	(8,899,508)	(8,678,497))

Total liabilities and stockholders’ deficit	$6,812	$7,669

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2018 and 2017

	2018	2017
Operating expenses:
General and administrative	$118,575	$71,317

Total operating expenses	118,575	71,317

Operating loss	(118,575)	(71,317)

Other expense:
Interest expenses	(569,266)	(562,585)
Other income (expenses)	23,051	458

Net loss	(664,790)	(633,444)

Loss attributable to non-controlling interests	157,213	152,697

Net loss attributable to Zhen Ding Resources Inc.	$(507,577)	$(480,747)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(664,790)	$(633,444)
Other comprehensive income (loss):
Foreign currency translation adjustments	443,779	(472,856)
Total comprehensive loss	(221,011)	(1,106,300)
Comprehensive loss attributable to non- controlling interest	24,037	294,554
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(196,974)	$(811,746)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2018 and 2017

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2016	63,968,798	$6,397	$12,762,875	(5,431)	524,801	(18,530,405)	(2,330,434)	(7,572,197)

Foreign currency translation adjustment	-	-	-	-	(330,999)	-	(141,857)	(472,856)

Net loss	-	-	-	-	-	(480,747)	(152,697)	(633,444)

Balances, December 31, 2017	63,968,798	$6,397	$12,762,875	$(5,431)	$193,802	$(19,011,152)	$(2,624,988)	$(8,678,497)

Foreign currency translation adjustment	-	-	-	-	310,603	-	133,176	443,779

Net loss	-	-	-	-	-	(507,577)	(157,213)	(664,790)

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$504,405	$(19,518,729)	$(2,649,025)	$(8,899,508)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.
Consolidated Statements of Cash Flows For the years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net loss	$(664,790)	$(633,444)
Adjustment to reconcile net loss to net cash used in operating activities:
Other current assets	(881)	-
Accounts payables and accrued liabilities	290,609	(10,571)
Accounts payables and accrued liabilities-related parties	71,944	562,585
Deferred revenue	(22,795)	-
Net cash used in operating activities	(325,913)	(81,430)

Cash flows from financing activities
Net change in advances from related parties	-	(45)
Principal payments on debt	(192,104)	-
Proceeds from borrowings on short term debt	72,500	-
Proceeds from borrowings on short-term debt – related parties	-	82,180
Net cash provided by financing activities	(119,604)	82,135

Foreign currency translation	443,779	46

Net change in cash	(1,738)	751

Cash and cash equivalents - beginning of the year	7,669	6,918

Cash and cash equivalents - end of the year	$5,931	$7,669

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

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ deficit and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the years ended December 31, 2018 and 2017, the Company had aggregate foreign currency translation gains of $443,779 and $(472,856), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of December 31, 2018 and 2017, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2018 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company’s evaluation does not indicate that the adoption of this standard will have any impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2018, the Company had accumulated losses of $19,518,729 since inception and had a working capital deficit of $8,899,508. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short Term Debts

The following table represents the details of the short-term debts at December 31, 2018:

Issuance date	Maturity	Interest Rate	Amount
January 31, 2018	January 31, 2019	1% per month	$27,500
May 18, 2018	May 18, 2019	1% per month	25,000
September 14, 2018	September 13, 2019	1% per month	20,000
			72,500

During the twelve months ended December 31, 2018, the Company recorded interest expense and accrued interest of $5,338.

Note 5. Related Party Transactions

Accounts payable

As of December 31, 2018 and  December 31, 2017, the Company had payables of $777,942 and $799,282, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debts – related parties

As of December 31, 2018 and December 31, 2017, the Company had short-term debts to related parties of $3,747,273 and $3,939,377, respectively. The details of the loans are described as below.

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debts – related parties
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	Former CFO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

As of December 31, 2018 and December 31, 2017, the Company had accrued interest payable to the related parties of $3,572,385 and $3,479,101, respectively. For the years ended December 31, 2018 and 2017, the Company recorded interest expenses of $569,266 and $562,585, respectively.

Note 6. Deferred Revenues

As of December 31, 2018 and 2017, the Company had deferred revenue of $131,824 and $154,619 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of December 31, 2018, the Company had net operating losses (“NOL”) carryforwards of approximately $19 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2018 and 2017.

The approximately tax effects of temporary differences that give rise to the Company's net deferred tax assets as of  December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses carried forward	$2,964,000	$2,786,000
Valuation allowance	(2,964,000)	(2,786,000)
Net deferred tax assets	$-	$-

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	67	August 13, 2012
Zhou, Qiang	Director	71	August 13, 2012

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

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualifie d Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
De Gang Wei Former Chairman and Director(1)	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

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

The following table sets forth, as of April 16, 2019 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	9.69%
Qiang Zhou No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(4) Common Shares	8.0%
Zhi Bin Zhou(5) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(6) Common Shares	9.38%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	1,232,000 Common Shares	1.90%
Directors and Executive Officers as a Group	21,732,000 Common Shares	34.0%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	13.94%
Shareholders Holding Over 5%	8,919,233 Common Shares	13.94%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 3, 2018. As of April 3, 2018 there were 63,968,798 shares of our company’s common stock issued and outstanding.
(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his wife Ms. Wei.
(4)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.
(5)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(4)	Includes 1,000,000 common shares held by his wife Ms. Yan Ling Zhao.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2018 and  December 31, 2017, the Company had payables of $777,942 and $799,282, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2018 and December 31, 2017, the Company had short-term debts to related parties of $3,747,273 and $3,939,377, respectively. The details of the loans are described as below.

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

At December 31, 2017:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	Former CFO & Legal person of JXZD	$2,761,708	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,128	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,680	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,628	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,345	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	307,200	15%	December 18, 2012	December 18, 2015
Total		$3,939,377

As of December 31, 2018 and December 31, 2017, the Company had accrued interest payable to the related parties of $3,572,385 and $3,479,101, respectively. For the years ended December 31, 2018 and 2017, the Company recorded interest expenses of $569.266 and $562,585, respectively.

Director Independence

We currently act with two directors, consisting of Wen Mei Tu and Qiang Zhou.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$40,390	$39,670
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$40,390	$39,670

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 4, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 20, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.6	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on October 28, 2013 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
(10)	Material Contracts
10.1	The Contract for Sino-Foreign Equity Joint Venture dated as of November 12, 2004 by and between Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
10.2	Articles of Association for Zhen Ding JV dated as of October 12, 2006 by and between Z&W Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.3	Supply Contract of Gold Concentrate Fines dated July 20, 2012 between Zhen Ding Mining Co., Ltd. and Yantai Jin Ao Metallurgical Co. Ltd.(Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.4	Mining License No. C3400002009114110049341 dated November 5, 2014 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.5	Gold Mining License No. (2005) 042 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.6	Form of Loan Agreements between Wen Mei Tu and Zhen Ding Resources Inc. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.7	Business License Registration No. 3425004000003061(1-1) dated November 17, 2014 in favor of Zhen Ding Mining Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed June 9, 2015)
(21)	List of Subsidiaries
21.1	Z&W Zhen Ding Corporation, a California corporation (100% held)
21.2	Zhen Ding Mining Co. Ltd., a PRC corporation (70% held)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 16, 2019	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 16, 2019	/s/ Qiang Zhou
Qiang Zhou
Director

