Form 10-Q
period 2019-03-31
ZHEN DING RESOURCES INC.
filed 2019-05-15
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

438-882-4148
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RBTK	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

63,968,798 common shares issued and outstanding as of May 15, 2019

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
Assets

Current Assets:
Cash and cash equivalents	$11,861	$5,931
Other current assets	881	881
Total current assets	12,742	6,812

Total assets	$12,742	$6,812

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$629,718	$604,396
Accounts payable and accrued liabilities-related parties	3,785,367	3,572,385
Deferred revenues	135,088	131,824
Due to related parties	797,151	777,942
Short term debt	102,500	72,500
Short-term debt-related parties	3,827,509	3,747,273
Total current liabilities	9,277,333	8,906,320

Equity (Deficit):
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivables	(5,431)	(5,431)
Accumulated other comprehensive loss	365,145	504,405
Accumulated deficit	(19,647,503)	(19,518,729)
Total deficit attributable to Zhen Ding Resources Inc.	(6,518,517)	(6,250,483)
Non-controlling interests	(2,746,074)	(2,649,025)

Total equity (deficit)	(9,264,591)	(8,899,508)

Total liabilities and equity (deficit)	$12,742	$6,812

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the periods ended March 31, 2019 and 2018

	March 31,	March 31,
	2019	2018
Operating expenses:
General and administrative	$24,807	$14,811

Total operating expenses	24,807	14,811

Operating loss	(24,807)	(14,811)

Other expense:
Interest expenses	(141,333)	(147,627)

Net loss	(166,140)	(162,438)

Loss attributable to non-controlling interests	37,366	39,953

Net loss attributable to Zhen Ding Resources Inc.	$(128,774)	$(122,485)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(166,140)	$(162,438)
Other comprehensive income (loss):
Foreign currency translation adjustments	(198,943)	(289,762)
Total comprehensive loss	(365,083)	(452,200)
Comprehensive loss attributable to non- controlling interest	97,049	126,881
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(268,034)	$(325,319)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the periods ended March 31, 2019 and 2018

	March 31,	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(166,140)	$(164,298)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable and accrued liabilities	47,795	970
Accounts payable and accrued liabilities-related parties	212,982	147,056
Net cash provided by (used in) operating activities	94,637	(14,412)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	30,000	27,500
Proceeds from borrowings on short-term debt – related parties	80,236	222
Net cash provided by financing activities	110,236	27,722

Foreign currency translation	(198,943)	559

Net change in cash	5,930	13,869

Cash and cash equivalents - beginning of the period	5,931	7,669

Cash and cash equivalents - end of the period	$11,861	$21,538

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2019 and 2018, the Company had aggregate foreign currency translation gains (loss) of ($198,943) and ($289,762), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, account receivable and accounts payable, approximated their fair values as of March 31, 2019 and December 31, 2018, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2019 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The consequent adoption of this standard by the Company has not impacted its consolidated financial statements for the period ended March 31, 2019 because the Company is not party to an operating lease.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2019, the Company had accumulated losses of $19,647,503 since inception and had a working capital deficit of $9,264,591. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short Term Debts

 The following table represents the details of the short-term debts at March 31, 2019:

Issuance date	Maturity	Interest Rate	Amount
January 31, 2018	January 31, 2019	1% per month	$27,500
May 18, 2018	May 18, 2019	1% per month	25,000
September 14, 2018	September 13, 2019	1% per month	20,000
January 21, 2019	January 20, 2020	1% per month	20,000
February 12, 2019	February 11, 2020	1% per month	10,000
			102,500

During the three months ended March 31, 2019, the Company recorded interest expense and accrued interest of $2,575.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2019 and December 31, 2018, the Company had payables of $797,151 and $777,942, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2019 and December 31, 2018, the Company had short-term debts to related parties of $3,827,509 and $3,747,273, respectively. The details of the loans are described as below.

At March 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,678,999	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,645	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,450	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	320,727	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	298,000	15%	December 18, 2012	December 18, 2015
Total		$3,827,509

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debts – related parties
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

As of March 31, 2019 and December 31, 2018, the Company had accrued interest payable to the related parties of $3,785,367 and $3,572,385, respectively. For the periods ended March 31, 2019 and 2018, the Company recorded interest expense of $141,333 and $147,627, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $135,088 and $131,824 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of March 31, 2019, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2019 and December 31, 2018.

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

Our Corporate History and Structure

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada, J4Y 9C4.

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

 Summary of Operations during the Three Months Ended March 31, 2019

During the three months ended March 31, 2019, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

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

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2019 and March 31, 2018
General and administrative	$24,807	$14,811	67,49%
Interest expense	141,333	147,627	(4.2)%
Net loss	$166,140	$162,438	2.27%

We had not earned any revenues in the three months ended March 31, 2019 and 2018. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $166,140 for the three months ended March 31, 2019, representing a 2.27% increase from our net loss of $162,438 for the three months ended March 31, 2018. The change in our results over the two periods is a result of an increase in our general and administrative expense, partial offset by a decrease in interest expense. .

Liquidity and Capital Resources

Working Capital

	At March 31, 2019	At December 31, 2018
Current assets	$12,742	$6,812
Current liabilities	9,277,333	8,906,320
Working capital deficit	$(9,264,591)	$(8,899,508)

As of March 31, 2019, we had current assets of $12,742 consisting primarily of cash and cash equivalents, current liabilities of $9,277,333 and a working capital deficit of $9,264,591. This compares to our current assets of $6,812 consisting entirely of cash, current liabilities of $8,906,320, and working capital deficit of $8,899,508 as of December 31, 2018. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of March 31, 2019, we had accumulated losses of $19,647,503 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$94,637	$(14,412)
Net cash provided by financing activities	$110,236	$27,722
Net increase in cash during period	$5,930	$13,869

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 was $94,637, a 556.65% increase from the $14,412 in net cash outflow during the three months ended March 31, 2018. The increase was a result of increased professional expense incurred during the most recent period.. During the three months ended March 31, 2019 and 2018, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 was $110,236, which was a 297.64% increase from the $27,722 cash provided by financing activities during the three months ended March 31, 2018. The increase was a result of more related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2019 is as follows:

Our operating plan for the balance of fiscal 2018 is to seek an investment of approximately US$3,500,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

None

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 15, 2019	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

