Form 10-Q
period 2019-06-30
ZHEN DING RESOURCES INC.
filed 2019-08-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of August 12 , 2019

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019 (Unaudited)	2018 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$22,670	$5,931
Other receivables	-	881
Total current assets	$22,670	$6,812

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$643,395	$604,396
Accounts payable and accrued liabilities-related parties	3,820,683	3,572,385
Deferred revenue	132,006	131,824
Due to related parties	778,961	777,942
Short-term debt	136,000	72,500
Short-term debt-related parties	3,751,893	3,747,273
Total current liabilities	9,262,938	8,906,320

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	498,567	504,405
Accumulated deficit	(19,777,017)	(19,518,729)
Total deficit attributable to Zhen Ding Resources Inc.	(6,514,609)	(6,250,483)
Non-controlling interests	(2,725,659)	(2,649,025)

Total Stockholders’ deficit	(9,240,268)	(8,899,508)

Total liabilities and Stockholders’ deficit	$22,670	$6,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses:
General and administrative	26,432	25,895	51,239	40,706

Total operating expenses	26,432	25,895	51,239	40,706

Operating loss	(26,432)	(25,895)	(51,239)	(40,706)

Other expenses
Interest expenses	139,847	145,448	281,180	293,075
Other income	-	(23,510)		(23,510)

Total expenses	(166,279)	(147,833)	(332,419)	(310,271)

Net loss	(166,279)	(147,833)	(332,419)	(310,271)

Loss attributable to non-controlling interests	36,765	32,056	74,131	72,009

Net loss attributable to Zhen Ding Resources Inc.	$(129,514)	$(115,777)	$(258,288)	$(238,262)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(166,279)	$(147,833)	$(332,419)	$(310,271)
Other comprehensive income (loss):
Foreign currency translation adjustments	190,602	431,784	(8,341)	142,022
Total comprehensive income (loss)	24,323	283,951	(340,760)	(168,249)
Comprehensive income (loss) attributable to non- controlling interest	20,415	97,479	(76,634)	(29,402)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$3,908	$186,472	$(264,126)	$(138,847)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(332,419)	$(310,271)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	(1,999)
Accounts payable and accrued liabilities	40,899	(20,759)
Accounts payable and accrued liabilities-related parties	248,298	291,529
Deferred revenue	182	(15,670)
Net cash used in operating activities	(43,040)	(57,170)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	63,500	52,500
Proceeds from borrowings on short-term debt – related parties	4,620	23,098
Repayment of borrowings on short-term debt – related parties	-	(9,534)
Net cash provided by financing activities	68,120	66,064

Foreign currency translation	(8,341)	51

Net change in cash	16,739	8,945

Cash and cash equivalents - beginning of the period	5,931	7,669

Cash and cash equivalents - end of the period	$22,670	$16,614

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the periods ended June 30, 2019 and June 30, 2018

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	(5,431)	504,405	(19,518,729)	(2,649,025)	(8,899,508)

Foreign currency translation adjustment	-	-	-	-	(139,260)	-	(59,683)	(198,943)

Net loss	-	-	-	-	-	(128,744)	(37,366)	(166,140)

Balances, March 31, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$365,145	$(19,647,503)	$(2,746,074)	$(9,264,591)

Foreign currency translation adjustment	-	-	-	-	133,422	-	57,180	(190,602)

Net loss	-	-	-	-	-	(129,514)	(36,765)	(166,279)

Balances, June 30, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$498,567	$(19,777,017)	$(2,725,659)	$(9,240,268)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2017	63,968,798	$6,397	$12,762,875	(5,431)	193,802	(19,011,152)	(2,624,988)	(8,678,497)

Foreign currency translation adjustment	-	-	-	-	(203,198)	-	(87,025)	(290,233)
								-
Net loss	-	-	-	-	-	(118,027)	(39,953)	(157,980)

Balances, March 31, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$(9,396)	$(19,129,179)	$(2,751,966)	$(9,126,700)

Foreign currency translation adjustment	-	-	-	-	302,849	-	129,278	432,127

Net loss	-	-	-	-	-	(136,692)	(38,594)	(175,286)

Balances, June 30, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$293,453	$(19,265,871)	$(2,661,282)	$(8,869,859)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2019 and 2018, the Company had aggregate foreign currency translation gains (loss) of ($8,341) and $142,022, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of June 30, 2019 and December 31, 2018, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to June 30, 2019 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Effective January 1, 2019 the Company adopted accounting standard 842, as of June 30, 2019 there is no impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2019, the Company had accumulated losses of $19,777,017 since inception and had a working capital deficit of $9,240,268. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2019:

Issuance date	Maturity	Interest Rate	Amount
January 31, 2018	January 31, 2019*	1% per month	$27,500
May 18, 2018	May 18, 2019*	1% per month	25,000
September 14, 2018	September 13, 2019	1% per month	20,000
January 21, 2019	January 20, 2020	1% per month	20,000
February 12, 2019	February 11, 2020	1% per month	10,000
April 26, 2019	April 25, 2020	1% per month	15,000
June 28, 2019	June 28, 2020	1% per month	18,500
			136,000

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2019, the Company recorded interest expense and accrued interest of $5,968.

Note 5. Related Party Transactions

Accounts payable

As of June 30, 2019 and December 31, 2018, the Company had payables of $778,961 and $777,942, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2019 and December 31, 2018, the Company had short-term debts to related parties of $3,751,893 and $3,747,273, respectively. The details of the loans are described as below.

At June 30, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,617,867	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,288	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,280	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	313,408	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	162	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	291,200	15%	December 18, 2012	December 18, 2015
Total		$3,751,893

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debts – related parties
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

As of June 30, 2019 and December 31, 2018, the Company had accrued interest payable to the related parties of $3,820,683 and $3,572,385, respectively. For the periods ended June 30, 2019 and 2018, the Company recorded interest expense of $281,180 and $293,075, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $132,006 and $131,824 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of June 30, 2019, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2019 and December 31, 2018.

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

Our Corporate History and Structure

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada, J4Y OC4.

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

Summary of Operations during the six Months Ended June 30, 2019

During the six months ended June 30, 2019, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

Due to our continued inability to raise sufficient financing to expand Xinzhou Gold’s mining permit, Xinzhou Gold elected to reapply for a new drilling permit based on a scaled-down drilling plan. The resulting new permit application, which was submitted to the Anhui Province Land & Resources Bureau for approval on March 8, 2017, sought renewed permission to continue drilling in the areas directly adjacent to our concentration plant. That application was subsequently rejected due to environmental concerns regarding wastewater runoff onto nearby agricultural lands. Accordingly, during the last quarter, the Company was primarily devoted to refining its environmental impact compliance proposal and design in consultation with government officials. A new proposal and design was submitted to the environmental protection authorities on June 30, 2019, and the Company anticipates receiving a response in the late summer or fall of 2019.

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

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2018 and 2019
General and administrative	$26,432	$25,895	2.07%
Interest expense	$139,847	$145,448	(3.85)%
Other income	$-	$(23,510)	100%
Net loss	$166,279	$147,833	4.89%

We had not earned any revenues in the three months ended June 30, 2019 and 2018. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $166,279 for the three months ended June 30, 2019, representing a nominal 4.89% increase from our net loss of $147,833 for the three months ended June 30, 2018. The change in our results over the two periods is a result of an increase in our general and administrative expense and a decrease in other income.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2018 and June 30, 2019
General and administrative	$51,239	$40,706	25.87%
Interest expense	$281,180	$293,075	(4.05)%
Other income	$-	$23,510	100%
Net loss	$332,419	$310,271	7.13%

We had not earned any revenues during the six months ended June 30, 2019 and 2018. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $332,419 for the six months ended June 30, 2019, representing a 7.13% increase from our net loss of $310,271 for the six months ended June 30, 2018. The change in our results over the two periods is a result of an increase in our general and administrative expense and a decrease in other income.

Liquidity and Capital Resources

Working Capital

	At June 30, 2019	At December 31, 2018
Current assets	$22,670	$6,812
Current liabilities	9,262,938	8,906,320
Working capital deficit	$(9,240,268)	$(8,899,508)

As of June 30, 2019, we had current assets of $22,670 consisting of cash and cash equivalents, current liabilities of $9,262,938 and a working capital deficit of $9,240,268 This compares to our current assets of $6,812 consisting of cash and cash equivalents and other receivables, current liabilities of $8,899,508, and working capital deficit of $8,899,508 as of December 31, 2018. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2019, we had accumulated and other comprehensive losses of $19,777,017 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

		Six Months Ended
		June 30,
	2019	2018
Net cash used in operating activities	$(43,040)	$(57,170)
Net cash provided by financing activities	$68,120	$66,064
Net increase in cash during period	$16,739	$8,945

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $43,040, a 24.75% decrease from the $57,170 in net cash outflow during the six months ended June 30, 2018. The decrease was a result of a marginal decrease in our business activities and administrative cost saving measures during the most recent period. During the six months ended June 30, 2019 and 2018, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was $68,120, which was a 3.11% increase from the $66,064 cash provided by financing activities during the six months ended June 30, 2018. The increase was a result of increased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2019 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month.   Due to our cash position of $22,670 as of June 30, 2019, we estimate that we will require approximately $240,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Critical Accounting Policies

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Foreign Currency Adjustments
2.	Non-controlling Interest
3.	Revenue Recognition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 16, 2019	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

