Form 10-Q
period 2019-09-30
ZHEN DING RESOURCES INC.
filed 2019-11-14
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of November 14, 2019

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019 (Unaudited)	2018 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$6,095	$5,931
Other receivables	-	881
Total current assets	$6,095	$6,812

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$650,445	$604,396
Accounts payable and accrued liabilities-related parties	3,790,757	3,572,385
Deferred revenue	126,929	131,824
Due to related parties	749,078	777,942
Short-term debt	136,000	72,500
Short-term debt-related parties	3,627,494	3,747,273
Total current liabilities	9,080,703	8,906,320

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	720,005	504,405
Accumulated deficit	(19,892,946)	(19,518,729)
Total deficit attributable to Zhen Ding Resources Inc.	(6,409,100)	(6,250,483)
Non-controlling interests	(2,665,508)	(2,649,025)

Total Stockholders’ deficit	(9,074,608)	(8,899,508)

Total liabilities and Stockholders’ deficit	$6,095	$6,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses:
General and administrative	17,089	18,040	68,328	58,566

Total operating expenses	17,089	18,040	68,328	58,566

Operating loss	(17,089)	(18,040)	(68,328)	(58,566)

Other expenses
Interest expenses	133,658	132,401	414,838	425,656
Other (income) Expense	(67)	890	(67)	(22,620)

Total expenses	(150,680)	(151,331)	(483,099)	(461,602)

Net loss	(150,680)	(151,331)	(483,099)	(461,602)

Loss attributable to non-controlling interests	34,751	35,245	108,882	107,254

Net loss attributable to Zhen Ding Resources Inc.	$(115,929)	$(116,086)	$(374,217)	$(354,348)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(150,680)	$(151,331)	$(483,099)	$(461,602)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(299,658)	283,981	(307,999)	426,003
Total comprehensive (loss) income	(450,338)	132,650	(791,098)	(35,599)
Comprehensive (loss) income attributable to non- controlling interest	(60,151)	(49,991)	16,483	(20,589)
Comprehensive (loss) income attributable to Zhen Ding Resources Inc.	$(510,489)	$82,659	$(774,615)	$(56,188)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(483,099)	$(461,602)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	881	(16,552)
Accounts payable and accrued liabilities	46,049	(1,749)
Accounts payable and accrued liabilities-related parties	218,372	425,392
Deferred revenue	(4,895)	(15,080)
Due to related parties	(28,864)	-
Net cash used in operating activities	(251,556)	(69,591)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	63,500	72,500
Proceeds from borrowings on short-term debt – related parties	(119,779)	22,198
Repayment of borrowings on short-term debt – related parties	-	(9,175)
Net cash provided by financing activities	(56,279)	85,523

Foreign currency translation	307,999	(38)

Net change in cash	164	15,894

Cash and cash equivalents - beginning of the period	5,931	7,669

Cash and cash equivalents - end of the period	$6,095	$23,563

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the periods ended September 30, 2019 and September 30, 2018

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	(5,431)	504,405	(19,518,729)	(2,649,025)	(8,899,508)
Foreign currency translation adjustment	-	-	-	-	(139,260)	-	(59,683)	(198,943)
Net loss	-	-	-	-	-	(128,744)	(37,366)	(166,140)

Balances, March 31, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$365,145	$(19,647,503)	$(2,746,074)	$(9,264,591)
Foreign currency translation adjustment	-	-	-	-	133,422	-	57,180	(190,602)
Net loss	-	-	-	-	-	(129,514)	(36,765)	(166,279)

Balances, June 30, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$498,567	$(19,777,017)	$(2,725,659)	$(9,240,268)
Foreign currency translation adjustment					221,438		94,902	316,340
Net loss						(115,929)	(34,751)	(150,680)
Balances, September 30, 2019	63,968,798	6,397	12,762,875	(5,431)	720,005	(19,892,946)	(2,665,508)	(9,074,608)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2017	63,968,798	$6,397	$12,762,875	(5,431)	193,802	(19,011,152)	(2,624,988)	(8,678,497)
Foreign currency translation adjustment	-	-	-	-	(203,198)	-	(87,025)	(290,233)
Net loss	-	-	-	-	-	(118,027)	(39,953)	(157,980)

Balances, March 31, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$(9,396)	$(19,129,179)	$(2,751,966)	$(9,126,700)
Foreign currency translation adjustment	-	-	-	-	302,849	-	129,278	432,127
Net loss	-	-	-	-	-	(136,692)	(38,594)	(175,286)

Balances, June 30, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$293,453	$(19,265,871)	$(2,661,282)	$(8,869,859)
Foreign currency translation adjustment					198,509		85,075	283,584
Net loss						(99,629)	(28,192)	(127,821)
Balances, September 30, 2018	63,968,798	6,397	12,762,875	(5,431)	491,962	(19,365,500)	(2,604,399)	(8,714,096)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2019 and 2018, the Company had aggregate foreign currency translation gains (loss) of ($307,999) and $426,003, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of September 30, 2019 and December 31, 2018, due to their short-term nature.

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

Reclassifications

Certain prior-period amounts in the consolidated financial statements and notes thereto, have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations, total assets, total liabilities, stockholders’ equity or cash flow subtotals

Subsequent Events

The Company evaluated events subsequent to September 30, 2019 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Effective January 1, 2019 the Company adopted accounting standard 842, as of September 30, 2019 there is no impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2019, the Company had accumulated losses of $19,892,946 since inception and had a working capital deficit of $9,074,608. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2019:

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

During the nine months ended September 30, 2019, the Company recorded interest expense and accrued interest of $10,048.

Note 5. Related Party Transactions

Accounts payable

As of September 30, 2019 and December 31, 2018, the Company had payables of $749,078 and $777,942, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2019 and December 31, 2018, the Company had short-term debts to related parties of $3,627,494 and $3,747,273, respectively. The details of the loans are described as below.

At September 30, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,517,178	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,700	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,000	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	301,759	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	169	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	280,000	15%	December 18, 2012	December 18, 2015
Total		$3,627,494

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debts – related parties
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

As of September 30, 2019 and December 31, 2018, the Company had accrued interest payable to the related parties of $3,790,757 and $3,572,385, respectively. For the periods ended September 30, 2019 and 2018, the Company recorded interest expense of $414,838 and $378,681, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $126,929 and $131,824 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of September 30, 2019, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2019 and December 31, 2018.

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

Summary of Operations during the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, we actively sought an investment of approximately $3,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

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

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

We had a net loss of $150,680 for the three month period ended September 30, 2019, which was $651 less than our net loss of $151,331 for the three month period ended September 30, 2018.  The change in our results over the two periods is a result of decreased interest expense accrued on related party loans.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2018 to Three Month Period Ended September 30, 2019
General and administrative	$17,089	$18,040	(0.05)%
Other (Income) Expense	(67)	890	(92.47)%
Interest expense	133,658	132,401	0.95%
Net loss	$150,680	$151,331	(0.43)%

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September, 2018

We did not earn any revenues in the nine months ended September 30, 2019 or September 30, 2018. Our lack of revenue is due to our inability to find better quality materials for our production.

We had a net loss of $483,099 for the nine month period ended September 30, 2019, which was $21,497 more than the net loss of $461,602 for the nine month period ended September 30, 2018.  The change in our results over the two periods is a result of increased interest expense..

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2019 to Nine Month Period Ended September 30, 2018
General and administrative	$68,328	$58,566	(16.67)%
Other (Income) Expense	(67)	(22,620)	(99.70)%
Interest expense	414,838	425,656	()%
Net loss	$483,099	$461,602	4.65%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects current assets of $6,095 and a working capital deficit in the amount of $9,074,608. Our current assets consisted of $6,095 in cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2019	At December 31, 2018
Current assets	$6,095	$6,812
Current liabilities	9,080,703	8,906,320
Working capital (deficit)	$(9,074,608)	$(8,899,508)

As of September 30, 2019, we had accumulated losses of $19,892,946 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(251,556)	$(69,591)
Net cash provided by (used in) financing activities	(56,279)	85,523
Foreign currency transaction	307,999	(38)
Net increase in cash during period	$164	$15,894

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $251,556, a 261.47% increase from the $69,591 net cash outflow during the nine months ended September 30, 2018. The increase was a result of increased interest expense compounded by an increase in accounts payable and accrued liability, and by an increase in amounts due to related parties.  During the nine months ended September 30, 2019 we had no sales and did not purchase any raw materials.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2019 was $56,279, which was a 34.19% decrease from the $85,523 in cash provided by financing activities during the nine months ended September 30, 2018. The decrease was a result of decreased related party loans made during the most recent period, compounded by an increase in loan interest expense.

Plan of Operation

Our operating plan for the 12 months beginning from October 1, 2019 is as follows:

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

To date we have relied on proceeds from the sale of our shares and on loans from our directors and officers in order to sustain our basic minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our related parties with provide us with any future loans.  We estimate that the cost of maintaining our current operations and reporting requirements will be approximately $20,000 per month. Due to our cash position of $6,095 as of September 30, 2019, we estimate that we will require approximately $240,000 to sustain our current operations for the next twelve months, or approximately $3,000,000 to execute our above described exploration plan.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2019 and 2018, the Company had aggregate foreign currency translation gain (loss) of $(307,999) and $426,003, respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 14, 2019	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

