Form 10-K
period 2019-12-31
ZHEN DING RESOURCES INC.
filed 2020-03-30
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

63,968,798 common shares as of March 30, 2020.

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

Corporate Background

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

Background

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

Recent Activities

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

Since idling our mineral processing plant, we have actively sought an investment of between $3,000,000 and $4,000,000, which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

Due to our continued inability to raise sufficient financing to expand Xinzhou Gold’s mining permit, Xinzhou Gold elected to reapply for a new drilling permit based on a scaled-down drilling plan. The resulting new permit application, which was submitted to the Anhui Province Land & Resources Bureau for approval on March 8, 2017, seeks renewed permission to continue drilling in the areas directly adjacent to our concentration plant. That application was subsequently rejected due to environmental concerns regarding wastewater runoff onto nearby agricultural lands. Accordingly, during the last six months of fiscal 2019, the Company was primarily devoted to refining its environmental impact compliance proposal and design in consultation with government officials. A new proposal and design was submitted to the environmental protection authorities on June 30, 2019.

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facility. The new design will employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and is estimated to cost approximately $1.75 million over two years. The Company was expecting a ruling on the new proposal in March, 2020, however we now anticipate a delayed response due to COVID-19 containment measures in Anhui province, which have temporarily resulted in reduced staffing and operations across all levels of the public service.

Financing and Restructuring Efforts

During fiscal 2019 management has engaged with various related party lenders regarding a possible restructuring or conversion of related party debt. No tentative or definitive agreements have been reached as at the date of this Annual Report and there is no guarantee that the Company will reach any agreement.

Additionally, in light of the increase in gold prices during the first quarter of 2020, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects. The recent COVID-19 outbreak across China, however, has resulted in delayed negotiations and due diligence by all parties. The Company anticipates resuming negotiations in early April, 2020, however there is no guarantee that negotiations will be successful.

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

Our company may from time to time hire paid consultants to assist it in achieving various goals.  Currently, these include Mr. Victor Sun, who has served as a management and operations consultant since our inception, and Mr. Dai Honglin, who serves as Chief Engineer and general manager of our joint venture gold mining operations.

Due in part to his other business activities in Anhui, China, Mr. Sun currently assists our company by helping to co-ordinate certain business activities and functions between the company and Zhen Ding JV.  Mr. Sun also assists our Principle Executive Officer to coordinate the company’s professional advisors and the execution of day to day public reporting obligations.

Zhen Ding JV also recently employed Wei Dong Sun, a Professor of Geochemistry at the Guangzhou Institute of Geochemistry, as a consultant with respect to certain geological matters at its Wuxi Gold Mine project.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2019 and 2018, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2019 and 2018 was focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $3,350,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

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

We Have Incurred Losses In Certain Prior Periods And May Incur Losses In The Future.

We have incurred net losses of approximately $20 million from inception. As at December 31, 2019 we had a working capital deficit of $9,415,689. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

Natural Disasters, Health Epidemics and Other Outbreaks

We face risks related to natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019 which may have a material effect on our business, results of operation and financial condition.

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

In addition, we intend to apply for our common stock to be quoted on the electronic stock quotation service operated by OTC Markets Group the (OTC).  There can be no assurance that we will succeed in this effort.  Failure to list our shares on the OTCmay impair the liquidity of our common stock.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Our Restricted Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

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

There is no established public trading market for our securities. After this document is declared effective by the U.S. Securities and Exchange Commission, we intend to seek a market maker to apply for a quotation on the OTC in the United States. We cannot assure you that a market maker will agree to file the necessary documents with the OTC, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, you may be unable to liquidate its investment, which will result in the loss of your investment.

Our Directors And Executive Officers, Collectively, Own Approximately 34% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2019, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

In the PRC, land use rights are the legal rights for an entity to use land for a fixed period of time. The PRC has adopted a dual land tenure system under which land ownership is independent of land use rights. The land is either owned by the state or by rural collective economic organizations.  As of December 31, 2019, the Zhen Ding JV did not have any land use rights agreements with the PRC for the buildings owned by our Company. The Government owns the land where our Company’s buildings are located and allows our Company free usage of the land.

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

Recent Operations

Since idling our mineral processing plant, we have actively sought an investment of between $3,000,000, and $4,000,000 which we believe is required to expand Xinzhou Gold’s mining permit, and which would allow us to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment.

Due to our continued inability to raise sufficient financing to expand Xinzhou Gold’s mining permit, Xinzhou Gold elected to reapply for a new drilling permit based on a scaled-down drilling plan. The resulting new permit application, which was submitted to the Anhui Province Land & Resources Bureau for approval on March 8, 2017, seeks renewed permission to continue drilling in the areas directly adjacent to our concentration plant. That application was subsequently rejected due to environmental concerns regarding wastewater runoff onto nearby agricultural lands. Accordingly, during the last six months of fiscal 2019, the Company was primarily devoted to refining its environmental impact compliance proposal and design in consultation with government officials. A new proposal and design was submitted to the environmental protection authorities on June 30, 2019.

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facilityt. The new design will employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and is estimated to cost approximately $1.75 million over two years. The Company was expecting a ruling on the new proposal in March, 2020, however we now anticipate a delayed response due to COVID-19 containment measures in Anhui province, which have temporarily resulted in reduced staffing and operations across all levels of the public service.

As at the date of this report, we are actively seeking an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
December 31, 2019	*	*
September 30, 2019	*	*
June 30, 2019	*	*
March 31, 2019	*	*
December 31, 2018	*	*
September 30, 2018	*	*
June 30, 2018	*	*
March 31, 2018	*	*
December 31, 2017	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2020, the shareholders’ list showed 193 registered shareholders with 63,968,798 common shares outstanding.

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

Convertible Securities

As of December 31, 2019, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2019.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2020 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

The funds raised would be used to:

1.	upgrade tailings pond and water treatment facility;
2.	extend and expand permitted mining area of Xinzhou Gold to access higher concentrate ore veins;
3.	resume ore exploration and extraction activities;
4.	re-start the mill;
5.	re-test the mill;
6.	develop expansion plans for our plant capacity;
7.	drill additional holes near the concentration plant; and
8.	undertake at least three deep drill holes in the permitted area to re-commence greater milling operations as soon as possible.

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

Cash Requirements

We used net cash of $31,967 in our financing activities during the year ended December 31, 2019 compared to $119,604 during the year ended December 31, 2018.  We had current assets of $9,133 (consisting of cash) as at December 31, 2019, and current liabilities of $9,424,822.  This compares to current assets of $6,812 (including $5,931 in cash) as at December 31, 2018, and current liabilities of $8,906,320.  Our working capital deficit as at December 31, 2019 was $9,415,689, compared to $8,899,508 as at December 31, 2018.

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

Results of Operations - Years Ended December 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2019 and 2018, which are included herein.

Our operating results for the years ended December 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Change Between Years Ended December 31, 2018 and December 31, 2019

General and administration	$68,714	$118,575	$(49,861)
Interest expense	$547,655	$569,266	(21,611)
Other income (expense)	$66	$23,051	(22,985)
Net loss	$616,303	$664,790	$(48,487)

Our financial statements report a net loss of $616,303 for the year ended December 31, 2019 as compared to a net loss of $664,790 for the year ended December 31, 2018. Our losses have decreased by $49,861, primarily as a result of cost saving measures and reduced operations during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2019 were $68,714 compared to $118,575 for the year ended December 31, 2018. The change in our results between the two years is was due to decreased consulting fees, legal fees and other professional fees during 2019.

Our interest expense for the year ended December 31, 2019 was $547,655 compared to $569,266 during fiscal 2018.

Liquidity and Financial Condition

Working Capital

	At December 31, 2019	At December 31, 2018
Current assets	$9,133	$6,812
Current liabilities	9,424,822	8,906,320
Working capital (deficit)	$9,415,689	$8,899,508

As of December 31 2019, we had accumulated losses of approximately $19,991,881 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(128,887)	$(325,913)
Net cash provided by financing activities	31,967	(119,604)
Foreign currency translation	100,122	443,779
Net increase change in cash	$3,202	$(1,738)

Operating Activities

Net cash used in operating activities was $128,887 for the year ended December 31, 2019 compared to $325,913 for the year ended December 31, 2018. The increase was a result of increased professional expense incurred during the most recent period.

Financing Activities

Net cash provided by financing activities was $31,967 for the year ended December 31, 2019 compared net cash provided by financing activities of $119,604 in the same period in 2019. The nominal increase resulted from an increase in borrowing from related parties during the most recent period.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2019, the Company had accumulated losses of $19,991,881,since inception and had a working capital deficit of $9,415,689. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhen Ding Resources, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources, Inc (“the Company”), as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and had working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018

Sugar Land, Texas

March 30, 2020

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of December 31, 2019 and December 31, 2018

	December 31,	December 31,
	2019	2018
Assets

Current Assets:
Cash and cash equivalents	$9,133	$5,931
Other receivables	-	881
Total current assets	$9,133	$6,812

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$669,687	$604,396
Accounts payable and accrued liabilities-related parties	4,005,488	3,572,385
Deferred revenue	130,102	131,824
Due to related parties	767,805	777,942
Short-term debt	146,000	72,500
Short-term debt-related parties	3,705,740	3,747,273
Total current liabilities	9,424,822	8,906,320

Commitments and Contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	574,491	504,405
Accumulated deficit	(19,991,881)	(19,518,729)
Total deficit attributable to Zhen Ding Resources Inc.	(6,653,549)	(6,250,483)
Non-controlling interests	(2,762,140)	(2,649,025)

Total Stockholders’ deficit	(9,415,689)	(8,899,508)

Total liabilities and Stockholders’ deficit	$9,133	$6,812

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2019 and 2018

	2019	2018
Operating expenses:
General and administrative	$68,714	$118,575

Total operating expenses	68,714	118,575

Operating loss	(68,714)	(118,575)

Other expense:
Interest expenses	(547,655)	(569,266)
Other income (expenses)	66	23,051

Net loss	(616,303)	(664,790)

Loss attributable to non-controlling interests	143,151	157,213

Net loss attributable to Zhen Ding Resources Inc.	$(473,152)	$(507,577)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(616,303)	$(664,790)
Other comprehensive income (loss):
Foreign currency translation adjustments	100,122	443,779
Total comprehensive loss	(516,181)	(221,011)
Comprehensive loss attributable to non- controlling interest	113,115	24,037
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(403,066)	$(196,974)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the year ended December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(616,303)	$(664,790)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	(881)
Accounts payable and accrued liabilities	56,035	290,609
Accounts payable and accrued liabilities-related parties	433,103	71,944
Deferred revenue	(1,722)	(22,795)
Net cash used in operating activities	(128,887)	(325,913)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	73,500	72,500
Proceeds from borrowings on short-term debt – related parties	(41,533)	(192,104)
Net cash provided by financing activities	31,967	(119,604)

Foreign currency translation	100,122	443,779

Net change in cash	3,202	(1,738)

Cash and cash equivalents - beginning of the year	5,931	7,669

Cash and cash equivalents - end of the year	$9,133	$5,931

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2017	63,968,798	$6,397	$12,762,875	(5,431)	193,802	(19,011,152)	(2,624,988)	(8,678,497)

Foreign currency translation adjustment	-	-	-	-	310,603	-	133,176	443,779

Net loss	-	-	-	-	-	(507,577)	(157,213)	(664,790)

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	$(5,431)	$504,405	$(19,518,729)	$(2,649,025)	$(8,899,508)

Foreign currency translation adjustment	-	-	-	-	70,086	-	30,036	100,122

Net loss	-	-	-	-	-	(473,152)	(143,151)	(616,303)

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$574,491	$(19,991,881)	$(2,762,140)	$(9,415,689)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2019 and 2018, the Company had aggregate foreign currency translation gains (loss) of $100,122 and $443,779, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, other receivable, due to related parties, short term debt and short term debt – related parties, accounts payable and accounts payable – related parties approximated their fair values as of December 31, 2019 and 2018, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2019 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Effective January 1, 2019 the Company adopted accounting standard 842, as of December 31, 2019 there is no impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the audited financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material on its audited financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2019, the Company had accumulated losses of $19,991,881 since inception and had a working capital deficit of $9,415,689. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2019 and 2018:

Issuance date	Maturity	Interest Rate	Amount as of 12.31.19	Amount as of 12.31.18
January 31, 2018	January 31, 2019	1% per month	$27,500	27,500
May 18, 2018	May 18, 2019	1% per month	25,000	25,000
September 14, 2018	September 13, 2019	1% per month	20,000	20,000
January 21, 2019	January 20, 2020	1% per month	20,000	-
February 12, 2019	February 11, 2020	1% per month	10,000	-
April 26, 2019	April 25, 2020	1% per month	15,000	-
June 28, 2019	June 28, 2020	1% per month	18,500	-
October 2, 2019	October 1, 2020	1% per month	10,000	-
			146,000	72,500

According to the loan agreements, there is no additional interest and penalty for the loans passing maturity date.

During the twelve months ended December 31, 2019 and 2018, the Company recorded interest expense and accrued interest of $14,278 and $3,988.

Note 5. Related Party Transactions

Accounts payable

As of December 31, 2019 and 2018, the Company had payables of $767,805 and $777,942, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2019 and 2018, the Company had short-term debts to related parties of $3,705,740 and $3,747,273, respectively. The details of the loans are described as below.

At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Total		$3,705,740

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debts – related parties
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

As of December 31, 2019 and 2018, the Company had accrued interest payable to the related parties of $4,005,488 and $3,572,385, respectively. For the periods ended December 31, 2019 and 2018, the Company recorded interest expense of $547,655 and $569,266, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of December 31, 2019 and 2018, the Company had deferred revenue of $130,102 and $131,824 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of December 31, 2019, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2019 and 2018.

The approximately tax effects of temporary differences that give rise to the Company's net deferred tax assets as of  December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses carried forward	$3,131,000	$2,964,000
Valuation allowance	(3,131,000)	(2,964,000)
Net deferred tax assets	$-	$-

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	68	August 13, 2012
Zhou, Qiang	Director	72	August 13, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
De Gang Wei Former Chairman and Director(1)	2019 2018	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2019 2018	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2019 we did not grant any stock options.

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

The following table sets forth, as of March 30, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	9.69%
Qiang Zhou No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(4) Common Shares	8.0%
Zhi Bin Zhou(5) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(6) Common Shares	9.38%

Directors and Officer

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	1,232,000 Common Shares	1.90%

Directors and Executive Officers as a Group	21,732,000 Common Shares	34.0%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	13.94%
Shareholders Holding Over 5%	8,919,233 Common Shares	13.94%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2020. As of March 30, 2020 there were 63,968,798 shares of our company’s common stock issued and outstanding.

(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his wife Ms. Wei.
(4)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.
(5)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(4)	Includes 1,000,000 common shares held by his wife Ms. Yan Ling Zhao.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2019 and  December 31, 2018, the Company had payables of $767,805 and $777,942, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2019 and December 31, 2018, the Company had short-term debts to related parties of $3,705,740 and $3,747,273, respectively. The details of the loans are described as below.

 At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Total		$3,705,740

At December 31, 2018:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt – related party
Wei De Gang	Former CFO & Legal person of JXZD	$2,614,271	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,267	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,270	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,977	15%	February 28, 2015	February 28, 2016
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Consultant & shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,800	15%	December 18, 2012	December 18, 2015
Total		$3,747,273

As of December 31, 2019 and December 31, 2018, the Company had accrued interest payable to the related parties of $3,705,740 and $3,572,385, respectively. For the years ended December 31, 2019 and 2018, the Company recorded interest expenses of $547,655 and $569,266, respectively.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$35,000	$40,390
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$40,390

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: March 30, 2020	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2020	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: March 30, 2020	/s/ Qiang Zhou
Qiang Zhou
Director

