Form 10-Q
period 2020-03-31
ZHEN DING RESOURCES INC.
filed 2020-05-14
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of May 14, 2020

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets

Current Assets:
Cash and cash equivalents	$5,924	$9,133
Total current assets	$5,924	$9,133

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$679,212	$669,687
Accounts payable and accrued liabilities-related parties	4,053,586	4,005,488
Deferred revenue	127,835	130,102
Due to related parties	754,429	767,805
Short-term debt	168,000	146,000
Short-term debt-related parties	3,650,245	3,705,740
Total current liabilities	9,433,307	9,424,822

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	677,676	574,491
Accumulated deficit	(20,115,221)	(19,991,881)
Total deficit attributable to Zhen Ding Resources Inc.	(6,673,704)	(6,653,549)
Non-controlling interests	(2,753,679)	(2,762,140)
Total Stockholders’ Deficit	(9,427,383)	(9,415,689)

Total liabilities and Stockholders’ Deficit	$5,924	$9,133

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020	March 31, 2019
Operating expenses:
General and administrative	$20,748	$24,807

Total operating expenses	20,748	24,807

Operating loss	(20,748)	(24,807)

Other expense:
Interest expenses	(138,358)	(141,333)
Other income (expenses)	4	-

Net loss	(159,102)	(166,140)

Loss attributable to non-controlling interests	35,762	37,366

Net loss attributable to Zhen Ding Resources Inc.	$(123,340)	$(128,774)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(159,102)	$(166,140)
Other comprehensive income (loss):
Foreign currency translation adjustments	147,408	(198,943)
Total comprehensive loss	(11,694)	(365,083)
Comprehensive income/(loss) attributable to non- controlling interest	(8,461)	97,049
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(20,155)	$(268,034)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(159,102)	$(166,140)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Accounts payable and accrued liabilities	(6,118)	47,795
Accounts payable and accrued liabilities-related parties	48,098	212,982
Net cash (used in) provided by operating activities	(117,122)	94,637

Cash flows from financing activities
Proceeds from borrowings on short-term debt	22,000	30,000
Proceeds from borrowings on short-term debt – related parties	(55,495)	80,236
Net cash (used in) provided by financing activities	(33,495)	110,236

Foreign currency translation	147,408	(198,943)

Net change in cash	(3,209)	5,930

Cash and cash equivalents - beginning of the year	9,133	5,931

Cash and cash equivalents - end of the year	$5,924	$11,861

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	(5,431)	574,491	(19,991,881)	(2,762,140)	(9,415,689)
Foreign currency translation adjustment	-	-	-	-	103,185	-	44,223	147,408
Net loss	-	-	-	-	-	(123,340)	(35,762)	(159,102)

Balances, March 31, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$677,676	$(20,115,221)	$(2,753,679)	$(9,427,383)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	(5,431)	504,405	(19,518,729)	(2,649,025)	(8,899,508)
Foreign currency translation adjustment	-	-	-	-	(139,260)	-	(59,683)	(198,943)
Net loss	-	-	-	-	-	(128,744)	(37,366)	(166,140)

Balances, March 31, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$365,145	$(19,647,503)	$(2,746,074)	$(9,264,591)

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

 Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K which the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2020 and 2019, the Company had aggregate foreign currency translation gains (loss) of $147,408 and ($198,943), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, other receivable, due to related parties, short term debt and short term debt – related parties, accounts payable and accounts payable – related parties approximated their fair values as of March 31, 2020 and December 31, 2019, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2020 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Effective January 1, 2019 the Company adopted accounting standard 842, as of March 31, 2020 there is no impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on its financial statements and disclosures for the three months ended March 31, 2020.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2020, the Company had accumulated losses of $20,115,221 since inception and had a working capital deficit of $9,427,383. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2020 and December 31, 2019:

Issuance date	Maturity	Interest Rate	Amount as of 03.31.20	Amount as of 12.31.19
January 31, 2018	January 31, 2019	1% per month	$27,500	27,500
May 18, 2018	May 18, 2019	1% per month	25,000	25,000
September 14, 2018	September 13, 2019	1% per month	20,000	20,000
January 21, 2019	January 20, 2020	1% per month	20,000	20,000
February 12, 2019	February 11, 2020	1% per month	10,000	10,000
April 26, 2019	April 25, 2020	1% per month	15,000	15,000
June 28, 2019	June 28, 2020	1% per month	18,500	18,500
October 2, 2019	October 1, 2020	1% per month	10,000	10,000
January 15, 2020	January 15, 2021	1% per month	22,000	-
			168,000	146,000

According to the loan agreements, there is no additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense and accrued interest of $4,710 and $2,575.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2020 and December 31, 2019, the Company had payables of $754,429 and $767,805, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2020 and December 31, 2019, the Company had short-term debts to related parties of $3,650,245 and $3,705,740, respectively. The details of the loans are described as below.

At March 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,535,158	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,805	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,050	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,914	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	630	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	282,000	15%	December 18, 2012	December 18, 2015
Total		$3,650,245

At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Total		$3,705,740

As of March 31, 2020 and December 31, 2019, the Company had accrued interest payable to the related parties of $4,053,586 and $4,005,488, respectively. For the periods ended March 31, 2020 and 2019, the Company recorded interest expense of $138,358 and $141,333, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $127,835 and $130,102 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of March 31, 2020, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2020 and December 31, 2019.

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

 Summary of Operations during the Three Months Ended March 31, 2020

During fiscal 2019 management has engaged with various related party lenders regarding a possible restructuring or conversion of related party debt. No tentative or definitive agreements have been reached as at the date of this Annual Report and there is no guarantee that the Company will reach any agreement.

Additionally, in light of the increase in gold prices during the first quarter of 2020, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects. The recent COVID-19 outbreak across China, however, has resulted in delayed negotiations and due diligence by all parties. The Company anticipates resuming negotiations in early June, 2020, however there is no guarantee that negotiations will be successful.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2020 and March 31, 2019
General and administrative	$20,748	$24,807	(0.2	)9%
Interest expense	138,358	141,333	(2.1)%
Net loss	$159,102	$166,140	(4.2	)7%

We had not earned any revenues in the three months ended March 31, 2019 and 2018. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $159,102 for the three months ended March 31, 2020, representing a 2.1% decrease from our net loss of $166,140 for the three months ended March 31, 2019. The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2020.

Liquidity and Capital Resources

Working Capital

	At March 31, 2020	At December 31, 2019
Current assets	$5,924	$9,133
Current liabilities	9,433,307	9,424,822
Working capital deficit	$(9,427,383)	$(9,415,689)

As of March 31, 2020, we had current assets of $5,924 consisting of cash, current liabilities of $9,433,307 and a working capital deficit of $9,427,383. This compares to our current assets of $9,133 (consisting entirely of cash), current liabilities of $9,424,822, and working capital deficit of $9,415,689 as of December 31, 2019. The nominal decrease in cash and increase in liabilities during the most recent period resulted primarily from an increase in short-term debt, and in accounts payable to third parties and to related parties.

As of March 31, 2020, we had accumulated losses of $20,115,221 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$117,122	$94,637
Net cash provided by financing activities	$33,495	$110,236
Net increase (decrease) in cash during period	$(3,209)	$5,930

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 was $117,122, a 23.7% increase from the $94,637 in net cash outflow during the three months ended March 31, 2019. The increase was a result of increased professional expense incurred during the most recent period. During the three months ended March 31, 2020 and 2019, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 was $33,495, which was a 69.6% decrease from the $110,236 cash provided by financing activities during the three months ended March 31, 2019. The increase was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2020 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2020.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 14, 2020	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

