Form 10-Q
period 2020-09-30
ZHEN DING RESOURCES INC.
filed 2020-11-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of November 15, 2020

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

 Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020 (Unaudited)	2019 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$9,603	$9,133
Total current assets	$9,603	$9,133

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$733,988	$669,687
Accounts payable and accrued liabilities-related parties	4,481,076	4,005,488
Deferred revenue – related party	133,547	130,102
Due to related parties	788,137	767,805
Short-term debt	200,000	146,000
Short-term debt-related parties	3,792,255	3,705,740
Total current liabilities	10,129,003	9,424,822

Commitments and Contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 63,968,798 shares issued and outstanding	6,397	6,397
Additional paid-in capital	12,762,875	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	411,221	574,491
Accumulated deficit	(20,354,204)	(19,991,881)
Total deficit attributable to Zhen Ding Resources Inc.	(7,179,142)	(6,653,549)
Non-controlling interests	(2,940,258)	(2,762,140)

Total Stockholders’ deficit	(10,119,400)	(9,415,689)

Total liabilities and Stockholders’ deficit	$9,603	$9,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses:
General and administrative	15,044	17,089	52,466	68,328

Total operating expenses	15,044	17,089	52,466	68,328

Operating loss	(15,044)	(17,089)	(52,466)	(68,328)

Other expenses
Interest expenses	141,755	133,658	418,244	414,838
Other income	(238)	(67)	(242)	(67)

Total expenses	(156,561)	(150,680)	(470,468)	(483,099)

Net loss	(156,561)	(150,680)	(470,468)	(483,099)

Loss attributable to non-controlling interests	36,581	34,751	108,145	108,882

Net loss attributable to Zhen Ding Resources Inc.	$(119,980)	$(115,929)	$(362,323)	$(374,217)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	63,968,798	63,968,798	63,968,798	63,968,798

Comprehensive loss:
Net loss	$(156,561)	$(150,680)	$(470,468)	$(483,099)
Other comprehensive income (loss):
Foreign currency translation adjustments	(356,993)	(299,658)	(233,243)	(307,999)
Total comprehensive (loss)	(513,554)	(450,338)	(703,711)	(791,098)
Comprehensive income (loss) attributable to non-controlling interest	143,679	(60,151)	178,118	16,483
Comprehensive (loss) attributable to Zhen Ding Resources Inc.	$(369,875)	$(510,489)	$(525,593)	$(774,615)

The accompanying notes are an integral part of these consolidated financial statements.

 Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	September 30,	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(470,468)	$(483,099)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	881
Accounts payable and accrued liabilities	88,078	46,049
Accounts payable and accrued liabilities-related parties	475,588	218,372
Deferred revenue	-	(4,895)
Due to related parties	-	(28,864)
Net cash provided by (used in) operating activities	93,198	(251,556)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	54,000	63,500
Proceeds from borrowings on short-term debt – related parties	86,515	(119,779)
Net cash provided by (used in) financing activities	140,515	(56,279)

Foreign currency translation	(233,243)	307,999

Net change in cash	470	164

Cash and cash equivalents - beginning of the period	9,133	5,931

Cash and cash equivalents - end of the period	$9,603	$6,095

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 3 months period ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$661,116	$(20,234,224)	$(2,796,579)	$(9,605,846)

Foreign currency translation adjustment	-	-	-	-	(249,895)	-	(107,098)	(356,993)
Net loss	-	-	-	-	-	(119,980)	(36,581)	(156,561)

Balances, September 30, 2020 91	63,968,798	$6,397	$12,762,875	$(5,431)	$411,221	$(20,354,204)	$(2,940,258)	$(10,119,400)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$498,567	$(19,777,017)	$(2,725,659)	$(9,240,268)

Foreign currency translation adjustment	-	-	-	-	221,438	-	94,902	316,340
Net loss	-	-	-	-	-	(115,929)	(36,751)	(150,680)

Balances, September 30, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$720,005	$(19,892,946)	$(2,665,508)	$(9,074,608)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 9 month periods ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	(5,431)	574,491	(19,991,881)	(2,762,140)	(9,415,689)

Foreign currency translation adjustment	-	-	-	-	(163,270)	-	(69,973)	(233,243)
Net loss	-	-	-	-	-	(362,323)	(108,145)	(470,468)

Balances, September 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$411,221	$(20,354,204)	$(2,940,258)	$(10,119,400)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	(5,431)	504,405	(19,518,729)	(2,649,025)	(8,899,508)

Foreign currency translation adjustment	-	-	-	-	215,600	-	92,399	307,999
Net loss	-	-	-	-	-	(374,217)	(108,882)	(483,099)

Balances, September 30, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$720,005	$(19,892,946)	$(2,665,508)	$(9,074,608)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2020 and 2019, the Company had aggregate foreign currency translation gains (loss) of ($233,243) and ($307,999), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, due to related parties, short term debt and short term debt – related parties, accounts payable and accounts payable – related parties approximated their fair values as of September 30, 2020 and December 31, 2019, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2020 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2020, the Company had accumulated losses of $20,354,204 since inception and had a working capital deficit of $10,119,400. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2020 and December 31, 2019:

Issuance date	Maturity	Interest Rate	Amount as of 09.30.20	Amount as of 12.31.19
January 31, 2018	January 31, 2019	1% per month	$27,500	27,500
May 18, 2018	May 18, 2019	1% per month	25,000	25,000
September 14, 2018	September 13, 2019	1% per month	20,000	20,000
January 21, 2019	January 20, 2020	1% per month	20,000	20,000
February 12, 2019	February 11, 2020	1% per month	10,000	10,000
April 26, 2019	April 25, 2020	1% per month	15,000	15,000
June 28, 2019	June 28, 2020	1% per month	18,500	18,500
October 2, 2019	October 1, 2020	1% per month	10,000	10,000
January 15, 2020	January 15, 2021	1% per month	22,000	-
April 16, 2020	April 15, 2021	1% per month	13,500	-
July 2, 2020	July 1, 2021	1% per month	18,500	-
			200,000	146,000

According to the loan agreements, there is no additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense and accrued interest of $15,676 and $10,048.

Note 5. Related Party Transactions

Due to related parties

As of September 30, 2020 and December 31, 2019, the Company had payables of $788,137 and $767,805, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2020 and December 31, 2019, the Company had short-term debts to related parties of $3,792,255 and $3,705,740, respectively. The details of the loans are described as below.

At September 30, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,648,433	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,467	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,365	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	317,493	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,209	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	294,600	15%	December 18, 2012	December 18, 2015
Total		$3,792,255

At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Total		$3,705,740

As of September 30, 2020 and December 31, 2019, the Company had accrued interest payable to the related parties of $4,481,076 and $4,005,488, respectively. For the periods ended September 30, 2020 and 2019, the Company recorded interest expense of $418,244 and $414,838, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of September 30, 2020 and December 31, 2019, the Company had deferred revenue of $133,547 and $130,102 related to receipts of payment for unprocessed ore from related party, Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

The Company was incorporated in the United States and is subject to United States federal income taxes and has incurred operating losses since its inception. The Company's joint venture in China is subject to a 25% statutory PRC enterprise income tax rate and has also incurred operating losses since its inception. As of September 30, 2020, the Company had net operating losses (“NOL”) carryforwards of approximately $20 million. The NOL carryforwards expire between fiscal year 2018 through 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. Tax laws in both China and United States limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has had cumulative losses and there is no assurance of future taxable income; therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2020 and December 31, 2019.

Note 8. Subsequent Events

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Summary of Operations during the Nine Months Ended September 30, 2020

During fiscal 2020 management has engaged with various related party lenders regarding a possible restructuring or conversion of related party debt. No tentative or definitive agreements have been reached as at the date of this Annual Report and there is no guarantee that the Company will reach any agreement.

Additionally, in light of the increase in gold prices during the first, second and third quarters of 2020, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects. The COVID-19 outbreak across China, however, has resulted in delayed negotiations and due diligence by all parties. The Company anticipates resuming negotiations in early December, 2020, however there is no guarantee that negotiations will be successful.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

We had a net loss of $156,561 from operations for the three month period ended September 30, 2020, which was a nominal increase from our net loss of $150,680 from operations for the three month period ended September 30, 2019.  The change in our results over the two periods is a result of increased interest expense accrued on related party loans, offset by a nominal decrease in total operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2019 to Three Month Period Ended September 30, 2020
General and administrative	$15,044	$17,089	(11.96)%
Other (Income) Expense	(238)	(67)	255.22%
Interest expense	141,755	133,658	6.05%
Net loss	$156,561	$150,680	3.90%

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

We did not earn any revenues in the nine months ended September 30, 2020 or September 30, 2019. Our lack of revenue is due to our inability to find better quality materials for our production.

We had a net loss of $470,468 for the nine month period ended September 30, 2020, which was $12,631 less than the net loss of $483,099 for the nine month period ended September 30, 2019.  The change in our results over the two periods is primarily a result of decreased general and administrative expense, offset in part by increased interest expense.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2019 to Nine Month Period Ended September 30, 2020
General and administrative	$52,466	$68,328	(23.21)%
Other (Income) Expense	(242)	(67)	261.19%
Interest expense	418,244	414,838	0.82%
Net loss	$470,468	$483,099	(2.61)%

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects current assets of $9,603 and a working capital deficit in the amount of $10,129,003. Our current assets consisted of $6,603 in cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2020	At December 31, 2019
Current assets	$9,603	$6,095
Current liabilities	10,129,003	9,080,703
Working capital (deficit)	$(10,119,400)	$(9,074,608)

As of September 30, 2020, we had accumulated losses of $20,354,204 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$93,198	$(251,556)
Net cash provided by (used in) financing activities	140,515	(56,279)
Foreign currency transaction	(233,243)	307,999)
Net increase in cash during period	$470	$164

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $93,198, a 137.04% increase from the $251,556 net cash outflow during the nine months ended September 30, 2019. The increase was a result of an increase in amounts due to third parties and related parties.  During the nine months ended September 30, 2020 we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $140,515, which was a 149.67% increase from the $56,279 in cash used by financing activities during the nine months ended September 30, 2019. The increase in cash provided was a result of increased related party loans

Plan of Operation

Our operating plan for the 12 months beginning October 1, 2020 is as follows:

Our operating plan for the balance of fiscal 2020 is to seek an investment of approximately US $3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the nine months ended September 30, 2020 and 2019, the Company had aggregate foreign currency translation gain (loss) of $(307,999) and $426,003, respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 16, 2020	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

