Form 10-K
period 2020-12-31
ZHEN DING RESOURCES INC.
filed 2021-04-01
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report).     Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

110,411,348 common shares as of April 01, 2021.

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

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facility. The new design will employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and is estimated to cost approximately $1.75 million over two years. The Company was expecting a ruling on the new proposal in March, 2020, however the ruling remains delayed due to COVID-19 containment measures in Anhui province, which have temporarily resulted in reduced staffing and operations across all levels of the public service.

Financing and Restructuring Efforts

During fiscal 2019 management entered into negotiations with various related party lenders regarding a possible restructuring or conversion of related party debt. Effective December 14, 2020, we issued an aggregate of 46,442,550 shares of our common stock to ten lenders at the price of $0.02 per share in consideration for the cancellation of $928,851 of interest bearing debt payable on demand to the lenders in respect of cash advances made by them to the Company.

Additionally, in light of the increase in gold prices during the first quarter of 2020, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. The COVID-19 outbreak across China, however, has resulted in delayed negotiations by all parties during fiscal 2020 and the inability to travel to conduct due diligence. The Company anticipates the resumption of negotiations when travel restrictions are lifted, however there is no guarantee that negotiations will resume or be successful.

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

Companies that discharge contaminants must report and register with the MEP or the relevant local environment protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Government authorities can impose different penalties on individuals or companies in violation of the Environmental Protection Law, depending on the individual circumstances of each case and the extent of contamination. Such penalties include warnings, fines, impositions of deadlines for remedying the contamination, orders to stop production or use, orders to re-install contamination prevention and treatment facilities which have been removed without permission or left unused, administrative actions against relevant responsible persons or companies, or orders to close down those enterprises. Where the violation is serious, the persons or companies responsible for the violation may be required to pay damages to victims of the contamination. Where serious environmental contamination occurs in violation of the provisions of the Environmental Protection Law which results in serious loss of public and private property, persons or enterprises directly responsible for such contamination may be held criminally liable.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2020 and 2019, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2020 and 2019 was focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $3,350,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or if found at all.

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

We Have Incurred Losses In Certain Prior Periods And May Incur Losses In The Future.

We have incurred net losses of approximately $20 million from inception. As at December 31, 2020 we had a working capital deficit of $9,716,845. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

We plan to operate in China through PRC subsidiaries.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from PRC subsidiaries.  If the subsidiary incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the Delaware, any PRC subsidiaries would be regarded as Sino-foreign joint venture enterprises in China.  Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, if we make additional capital contributions to PRC subsidiaries, (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment.  Under the PRC laws, a Sino-foreign joint venture enterprise is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds of dividend payments from PRC subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

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

In addition, we intend to apply for our common stock to be quoted on the electronic stock quotation service operated by OTC Markets Group the (OTC).  There can be no assurance that we will succeed in this effort.  Failure to have our shares quoted on the OTC may impair the liquidity of our common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
December 31, 2020	*	*
September 30, 2020	*	*
June 30, 2020	*	*
March 31, 2020	*	*
December 31, 2019	*	*
September 30, 2019	*	*
June 30, 2019	*	*
March 31, 2019	*	*
December 31, 2018	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2021, the shareholders’ list showed 193 registered shareholders with 63,968,798 common shares outstanding.

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

Convertible Securities

As of December 31, 2020, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2020.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2021 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

Cash Requirements

We used net cash of $63,051 in our financing activities during the year ended December 31, 2020 compared to $31,967 raised in our financing activities during the year ended December 31, 2019.  We had current assets of $3,256 (consisting of cash and cash equivalents) as at December 31, 2020, and current liabilities of $9,720,101.   This compares to current assets of $9,133 (consisting of cash and cash equivalents) as at December 31, 3030, and current liabilities of $9,424,822.  Our working capital deficit as at December 31, 2020 was $9,716,845, compared to $9,415,689 as at December 31, 2019.

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

Results of Operations - Years Ended December 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2020 and 2019, which are included herein.

Our operating results for the years ended December 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Change Between Years Ended December 31, 2019 and December 31, 2020

General and administration	$68,758	$68,714	$44
Interest expense	$(582,809)	$(547,655)	(35,154)
Other income (expense)	$256	$66	(322)
Net loss	$651,311	$616,303	$(35,008)

Our financial statements report a net loss of $651,311 for the year ended December 31, 2020 as compared to a net loss of $616,303 for the year ended December 31, 2019. Our losses have increased by $35,008 during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2020 were $68,758 compared to $68,714 for the year ended December 31, 2019.

Our interest expense for the year ended December 31, 2020 was $582,809 compared to $547,655 during fiscal 2019.

Liquidity and Financial Condition

Working Capital

	At December 31, 2020	At December 31, 2019
Current assets	$3,256	$9,133
Current liabilities	9,720,101	9,424,822
Working capital (deficit)	$(9,716,845)	$(9,415,689)

As of December 31 2020, we had accumulated losses of approximately $20,490,913 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2020	2019
Net cash provided by operating activities	$(136,194)	$(128,887)
Net cash provided by financing activities	63,051	(31,967)
Foreign currency translation	67,266	100,122
Net increase change in cash	$(5,877)	$3,202

Operating Activities

Net cash used in operating activities was $136,194 for the year ended December 31, 2020 compared to $128,887 used in operating activities for the year ended December 31, 2019. The decrease was a result of the issuance of shares in settlement of related party debt during the period and a corresponding adjustment to reconcile net loss to net cash.

Financing Activities

Net cash provided by financing activities was $63,051 for the year ended December 31, 2020 compared net cash used by financing activities of $31,967 in the same period in 2019. The increase in loss from financing activities resulted from a loss in borrowings on short-term debt.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2020, the Company had accumulated losses of $20,490,913, since inception and had a working capital deficit of $9,716,845. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have served as the Company’s auditor since 2018

Sugar Land, Texas

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhen Ding Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zhen Ding Resources Inc. (“the Company”), as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S generally accepted accounting principles.

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

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements and going concern assessment of critical accounting matter below, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement. The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As described in Note 3 to the consolidated financial statements and in the going concern paragraph above, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to date. For the year ended December 31, 2020, the Company incurred net losses of $651,311 and used the net cash in operating activities of $136,194. As of December 31, 2020, the accumulated deficit amounted to $20.49 million, total stockholders’ deficit of $9.7 million and the current liabilities exceeded the current assets in the amount of $9.72 million. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise capital and generate revenue and profits in the future.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the cash received by the Company through a related party debt agreement subsequent to year-end. The evaluation of management’s going concern assessment also included consummation of financing.

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020.

Sugar Land, Texas

April 1, 2021

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Assets

Current Assets:
Cash and cash equivalents	$3,256	$9,133
Total current assets	$3,256	$9,133

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$376,897	$404,939
Accrued interest-related parties	4,844,251	4,219,954
Deferred revenue	138,948	130,102
Due to related parties	820,500	767,805
Short-term debt	70,500	146,000
Short-term debt-related parties	3,469,005	3,756,022
Total current liabilities	9,720,101	9,424,822

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,411,348 and 63,968,798 shares issued and outstanding	11,041	6,397
Additional paid-in capital	13,687,082	12,762,875
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	169,403	574,491
Accumulated deficit	(20,490,913)	(19,991,881)
Total deficit attributable to Zhen Ding Resources Inc.	(6,628,818)	(6,653,549)
Non-controlling interests	(3,088,027)	(2,762,140)

Total Stockholders’ deficit	(9,716,845)	(9,415,689)

Total liabilities and Stockholders’ deficit	$3,256	$9,133

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc. Consolidated

Statements of Operations and Comprehensive Loss

For the years ended December 31, 2020 and 2019

	2020	2019
Operating expenses:
General and administrative	$68,758	$68,714

Total operating expenses	68,758	68,714

Operating loss	(68,758)	(68,714)

Other expenses:
Interest expenses	(582,809)	(547,655)
Other income (expenses), net	256	66

Net loss	(651,311)	(616,303)

Loss attributable to non-controlling interests	152,279	143,151

Net loss attributable to Zhen Ding Resources Inc.	$(499,032)	$(473,152)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	66,131,876	63,968,798

Comprehensive loss:
Net loss	$(651,311)	$(616,303)
Other comprehensive income (loss):
Foreign currency translation adjustments	(578,696)	100,122
Total comprehensive loss	(1,230,007)	(516,181)
Comprehensive loss attributable to non- controlling interest	173,608	113,115
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(1,056,399)	$(403,066)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(651,311)	$(616,303)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued liabilities	2,625	56,035
Accounts payable and accrued liabilities-related parties	512,492	433,103
Deferred revenue	-	(1,722)
Net cash used in operating activities	(136,194)	(128,887)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	60,500	73,500
(Payments)/Proceeds to/from borrowings on short-term debt – related parties	2,551	(41,533)
Net cash (used in)/provided by financing activities	63,051	31,967

Foreign currency translation	67,266	100,122

Net change in cash	(5,877)	3,202

Cash and cash equivalents - beginning of the year	9,133	5,931

Cash and cash equivalents - end of the year	$3,256	$9,133

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares issued for convertible debt	$928,851	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2018	63,968,798	$6,397	$12,762,875	(5,431)	504,405	(19,518,729)	(2,649,025)	(8,899,508)

Foreign currency translation adjustment	-	-	-	-	70,086	-	30,036	100,122

Net loss	-	-	-	-	-	(473,152)	(143,151)	(616,303)

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	$(5,431)	$574,491	$(19,991,881)	$(2,762,140)	$(9,415,689)

Issuance of shares of convertible debt	46,442,550	4,644	924,207					928,851
Foreign currency translation adjustment	-	-	-	-	(405,088)	-	(173,608)	(578,696)

Net loss	-	-	-	-	-	(499,032)	(152,279)	(651,311)

Balances, December 31, 2020	110,411,348	$11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)

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

 Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the years ended December 31, 2020 and 2019, the Company had aggregate foreign currency translation gains (loss) of $(578,696) and $100,122, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable, accounts payable – related parties, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of December 31, 2020 and 2019, due to their short-term nature.

Non-controlling Interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2020 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Effective January 1, 2019 the Company adopted accounting standard 842, as of December 31, 2020 there is no impact on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2020, the Company had accumulated losses of $20,490,913 since inception and had a working capital deficit of $9,716,845. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2020 and 2019:

Issuance date	Maturity	Interest Rate	Amount as of 12.31.20	Amount as of 12.31.19
January 31, 2018	January 31, 2019	1% per month	$-	$27,500
May 18, 2018	May 18, 2019	1% per month	-	25,000
September 14, 2018	September 13, 2019	1% per month	-	20,000
January 21, 2019	January 20, 2020	1% per month	-	20,000
February 12, 2019	February 11, 2020	1% per month	-	10,000
April 26, 2019	April 25, 2020	1% per month	-	15,000
June 28, 2019	June 28, 2020	1% per month	-	18,500
October 2, 2019	October 1, 2020	1% per month	10,000	10,000
January 15, 2020	January 15, 2021	1% per month	22,000	-
April 16, 2020	April 15, 2021	1% per month	13,500	-
July 2, 2020	July 1, 2021	1% per month	18,500	-
October 23, 2020	October 22, 2021	1% per month	6,500	-
			$70,500	$146,000

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the years ended December 31, 2020 and 2019, the Company recorded interest expense and accrued interest of $31,705 and $24,664, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

On December 14, 2021, the Company issued 28,707,100 common shares at $0.02 per share to its Chief Executive Officer, Wen Mei Tu, in full settlement of $574,142 in demand loans payable to Ms. Tu by the Company.

Accounts payable

As of December 31, 2020 and 2019, the Company had payables of $820,500 and $767,805, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2020 and 2019, the Company had short-term debts to related parties of $3,469,005 and $3,756,022, respectively. The details of the loans are described as below.

 At December 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,755,570	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,092	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,663	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,333	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,552	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	-	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	-	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	-	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	-	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	-	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	-	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	-	0%	January 1, 2011	On Demand

Zhou Qiang	Office manager of JXZD	306,513	15%	December 18, 2012	December 18, 2015
Total		$3,469,005

At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	3,923	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand
Total		$3,756,022

As of December 31, 2020 and 2019, the Company had accrued interest payable to the related parties of $4,844,251 and $4,219,954, respectively. For the periods ended December 31, 2020 and 2019, the Company recorded interest expense of $551,104 and $522,991, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of December 31, 2020 and 2019, the Company had deferred revenue of $138,948 and $130,102 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 7. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 8. Income Taxes

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2020 and 2019

	December 31,2020	December 31,2019

Tax provision (recovery) at effective tax rate (21%)	104,800	99,400
Change in valuation reserve	(104,800)	(99,400)
Tax provision (recovery), net	0	0

As of December 31, 2020, the Company had approximately $20.5 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carry forwards available at effective tax rate (21%)	3,235,800	3,131,000
Valuation Allowances	(3,235,800)	(3,131,000)
Deferred Tax Asset	0	0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $3.2 million at December 31, 2020. The Company did not utilize any NOL deductions for the full fiscal year ended December 31, 2020.

Note 9. – COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report .Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

 Note 10. Common Stock

On December 14, 2020, the Company issued an aggregate of 46,442,550 shares of its common stock to ten subscribers at the price of $0.02 per share in consideration for the cancellation of $928,851 of interest bearing debt payable on demand to the subscribers in respect of cash advances made by them to the Company.

The details of the common stock issuance is as follow:

Name of Creditor	Common Shares	Unit Price Per Share	Amount of Debt
JYS Technologies Inc.	456,000	$0.02	$9,120
Chou Mei Chun	3,351,150	$0.02	$67,023
Victor I.H. Sun	196,150	$0.02	$3,923
Louis H. Ladouceur	4,218,150	$0.02	$84,363
Tong Man Kin Ng	2,237,500	$0.02	$44,750
Wai Tai Trading Inc.	909,000	$0.02	$18,180
Philip Pak Yin Hay	2,664,250	$0.02	$53,285
Wen Mei Tu	28,707,100	$0.02	$574,142
Li Qiong Wang	898,250	$0.02	$17,965
Importation Tresor Plus Inc.	2,805,000	$0.02	$56,100
Total	46,442,550		$928,851

Note  11. – Subsequent Events

The Company evaluated events subsequent to December 31, 2020 through the date the financial statements were issued for disclosure consideration.

On January 5, 2021, Chou Mei Chun agreed to lend $22,500 to the Company with an interest of 1% per month, calculated monthly and non-compounded. The principal and interest shall be due and payable on March 10, 2022.

On March 10, 2021, Chou Mei Chun agreed to lend $20,000 to the Company with an interest of 1% per month, calculated monthly and non-compounded. The principal and interest shall be due and payable on March 10, 2022.

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

As of December 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our sole officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our board of directors due to the material weakness in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent committee members, and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	69	August 13, 2012
Zhou, Qiang	Director	73	August 13, 2012

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

Nomination Process

As of December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualifie d Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2020 2019	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2020 we did not grant any stock options.

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

The following table sets forth, as of March 30, 2021 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholders Holding over 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	7.60%
Zhi Bin Zhou(4) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(5) Common Shares	6.33%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	8.07%
Shareholders Holding Over 5%	24,319,233 Common Shares	22%

Directors and Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	29,939,100 Common Shares	27.11%
Qiang Zhou(6) No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(7) Common Shares	4.6%
Directors and Executive Officers as a Group	35,039,100 Common Shares	31.73%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2021. As of March 30, 2021 there were 110,411,348 common shares of our company’s common stock issued and outstanding.
(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his spouse Ms. Wei.
(4)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(5)	Includes 1,000,000 common shares held by his spouse Ms. Yan Ling Zhao.
(6)	Qiang Zhou was appointed as a Director of our Company on August 13, 2012.
(7)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2020 and 2019, the Company had payables of $820,500 and $767,805, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2020 and 2019, the Company had short-term debts to related parties of $3,418,723 and $3,705,740, respectively. The details of the loans are described as below.

Debt Settlement

On December 14, 2021, the Company issued 28,707,100 common shares at $0.02 per share to its Chief Executive Officer, Wen Mei Tu, in full settlement of $574,142 in demand loans payable to Ms. Tu by the Company.

 At December 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,755,570	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,092	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,663	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,333	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,552	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	-	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	-	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	-	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	-	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	-	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	-	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	-	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	306,513	15%	December 18, 2012	December 18, 2015
Total		$3,469,005

At December 31, 2019:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,580,109	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,068	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,175	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	309,303	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	397	15%	August 31, 2014	August 31, 2015
Wen Mei Tu	President & shareholder of ZDRI	370,800	12%	Various	Various
Importation Tresor Plus Inc	Shareholder of ZDRI	30,000	12%	July 9, 2012	July 12, 2013
Tony Ng Man Kin	Shareholder of ZDRI	25,000	12%	February 27, 2013	February 27, 2014
Wei Tai Trading Inc.	Shareholder of ZDRI	12,000	12%	June 3, 2015	September 3, 2015
JYS Technologies Inc.	Wen Mei Tu’s brother in law owned	6,000	12%	May 22, 2015	July 19, 2016
Philip Pak	Shareholder of ZDRI	41,000	12%	Various	Various
Victor Sun	Consultant & shareholder of ZDRI	54,205	0%	January 1, 2013	On Demand
Helen Chen	President of Z&W CA	17,965	0%	January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	287,000	15%	December 18, 2012	December 18, 2015
Total		$3,756,022

As of December 31, 2020 and 2019, the Company had accrued interest payable to the related parties of $4,844,251 and $4,219,954, respectively. For the periods ended December 31, 2020 and 2019, the Company recorded interest expense of $582,809 and $547,655, respectively. The Company has received no demands for repayment of matured debt instruments.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$35,000	$35,0000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$35,000

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 1, 2021	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2021	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 1, 2021	/s/ Qiang Zhou
Qiang Zhou
Director

