Form 10-Q
period 2021-03-31
ZHEN DING RESOURCES INC.
filed 2021-05-17
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

63,968,798 common shares issued and outstanding as of May 17, 2021

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021 (Unaudited)	2020 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$24,182	$3,256
Total current assets	$24,182	$3,256

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$481,407	$376,897
Accounts payable and accrued liabilities-related parties	4,897,621	4,844,251
Deferred revenue	138,352	138,948
Due to related parties	816,984	820,500
Short-term debt	113,000	70,500
Short-term debt-related parties	3,404,583	3,469,005
Total current liabilities	9,851,947	9,720,101

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	198,857	169,403
Accumulated deficit	(20,605,022)	(20,490,913)
Total deficit attributable to Zhen Ding Resources Inc.	(6,713,473)	(6,628,818)
Non-controlling interests	(3,114,292)	(3,088,027)

Total Stockholders’ deficit	(9,827,765)	(9,716,845)

Total liabilities and Stockholders’ deficit	$24,182	$3,256

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
Operating expenses:
General and administrative	$21,343	$20,748

Total operating expenses	21,343	20,748

Operating loss	(21,343)	(20,748)

Other expense:
Interest expenses	(131,657)	(138,358)
Other income (expenses)	3	4

Net loss	(152,997)	(159,102)

Loss attributable to non-controlling interests	38,888	35,762

Net loss attributable to Zhen Ding Resources Inc.	$(114,109)	$(123,340)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	110,411,348	63,968,798

Comprehensive loss:
Net loss	$(152,997)	$(159,102)
Other comprehensive income (loss):
Foreign currency translation adjustments	42,077	147,408
Total comprehensive loss	(110,920)	(11,694)
Comprehensive loss attributable to non- controlling interest	(26,265)	(8,461)
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(137,185)	$(20,155)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(152,997)	$(159,102)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	100,994	(6,118)
Accounts payable and accrued liabilities-related parties	53,370	48,098
Deferred revenue	(596)
Net cash used in operating activities	771	(117,122)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	42,500	22,000
Proceeds from borrowings on short-term debt – related parties	(64,422)	(55,495)
Net cash provided(used in) by financing activities	(21,922)	(33,495)

Foreign currency translation	42,077	147,408

Net change in cash	20,926	(3,209)

Cash and cash equivalents - beginning of the period	3,256	9,133

Cash and cash equivalents - end of the period	$24,182	$5,924

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	$110,411,348	11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)
Foreign currency translation adjustment	-	-	-	-	29,454	-	12,623	42,077
Net loss	-	-	-	-	-	(114,109)	(38,888)	(152,997)

Balances, March 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$198,857	$(20,605,022)	$(3,114,292)	$(9,827,765)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2019	$63,968,798	6,397	$12,762,875	$(5,431)	$574,491	$(19,991,881)	$(2,762,140)	$(9,415,689)
Foreign currency translation adjustment	-	-	-	-	103,185	-	44,223	147,408
Net loss	$-	-	-	-	-	(123,340)	(35,762)	(159,102)

Balances, March 31, 2020	63,968,798	6,397	$12,762,875	$(5,431)	$677,676	$(20,115,221)	$(2,753,679)	$(9,427,383)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K which the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021.

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2021 and 2020, the Company had aggregate foreign currency translation gains of $42,077 and $147,408, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, , due to related parties, short term debt and short term debt–related parties, deferred revenue, accounts payable and accured liabilities, approximated their fair values as of March 31, 2021 and 2020, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2021 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company adopted accounting standard 740, as of January 1, 2021. As of March 31, 2021 there is no impact on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2021, the Company had accumulated losses of $20,605,022 since inception and had a working capital deficit of $9,827,765. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2021 and December 31, 2020:

Issuance date	Maturity	Interest Rate	03.31.2021	12.31.2020
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	-
March 10, 2021	March 10, 2022	1% per month	20,000	-
			$113,000	$70,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense and accrued interest of $2,553 and $4,710, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Due to related parties

As of March 31, 2021 and December 31, 2020, the Company had payables of $816,984 and $820,500, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2021 and December 31, 2020, the Company had short-term debts to related parties of $3,404,583 and $3,469,005, respectively. The details of the loans are described as below.

At March 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,743,762	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,023	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,630	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	328,917	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	3,051	15%	August 31, 2014	August 31, 2015

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	305,200	15%	December 18, 2012	December 18, 2015
Total		$3,404,583

At December 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,755,570	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,092	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,663	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,333	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,552	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	306,513	15%	December 18, 2012	December 18, 2015
Total		$3,469,005

As of March 31, 2021 and December 31, 2020, the Company had accrued interest payable to the related parties of $4,897,621 and $4,844,251, respectively. For the periods ended March 31, 2021 and 2020, the Company recorded interest expense of $131,657 and $138,358, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of March 31, 2021 and December 31, 2020, the Company had deferred revenue of $138,352 and $138,948 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facility. The new design will employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and is estimated to cost approximately $1.75 million over two years. The Company was expecting a ruling on the new proposal in March, 2020, however the response has been delayed due to COVID-19 containment measures in Anhui province, which have temporarily resulted in reduced staffing and operations across all levels of the public service.

 Summary of Operations during the Three Months Ended March 31, 2021

During fiscal 2019 management has engaged with various related party lenders regarding a possible restructuring or conversion of related party debt. No tentative or definitive agreements have been reached as at the date of this Annual Report and there is no guarantee that the Company will reach any agreement.

Additionally, in light of the increase in gold prices during the first quarter of 2020, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects. The recent COVID-19 outbreak across China and subsequent containment measures, however, have resulted in delayed negotiations and due diligence by all parties. The Company anticipates resuming negotiations in early June, 2021, however there is no guarantee that negotiations will be successful.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2020 and March 31, 2021
General and administrative	$21,343	$20,748	2.7%
Interest expense	131,657	138,358	(5.0)%
Other income (expense)	(3)	(4)
Net loss	$152,997	$159,102	(3.9)%

We had not earned any revenues in the three months ended March 31, 2021 and 2020. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $152,997 for the three months ended March 31, 2021, representing a 3.9% decrease from our net loss of $159,102 for the three months ended March 31, 2020. The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2020.

Liquidity and Capital Resources

Working Capital

	At March 31, 2021	At December 31, 2020
Current assets	$24,182	$3,256
Current liabilities	9,851,947	9,720,101
Working capital deficit	$(9,827,765)	$(9,716,845)

As of March 31, 2021, we had current assets of $24,182 consisting of cash, current liabilities of $9,851,947 and a working capital deficit of $9,827,765. This compares to our current assets of $3,256 (consisting entirely of cash), current liabilities of $9,720,101, and working capital deficit of $9,716,845 as of December 31, 2020. The nominal decrease in cash and increase in liabilities during the most recent period resulted primarily from an increase in short-term debt, and in accounts payable to third parties and to related parties.

As of March 31, 2021, we had accumulated losses of $20,605,022 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$771	$117,122
Net cash provided by (used in) financing activities	$(21,922)	$33,495
Net increase (decrease) in cash during period	$20,926	$(3,209)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was $771, a 99.34% decrease from the $117,122 in net cash outflow during the three months ended March 31, 2020. The decrease was a result of decrease expense in all categories incurred during the most recent period. During the three months ended March 31, 2021 and 2020, we had no sales and did not purchase any raw materials.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2021 was $21,922, which was a 34.55% decrease from the $33,495 cash used in financing activities during the three months ended March 31, 2020. The decrease was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2021 is as follows:

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 17, 2021	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

