Form 10-Q
period 2021-06-30
ZHEN DING RESOURCES INC.
filed 2021-08-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,411,348 common shares issued and outstanding as of August 16, 2021

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

 Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021 (Unaudited)	2020 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$12,794	$3,256
Total current assets	$12,794	$3,256

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$384,441	$376,897
Accounts payable and accrued liabilities-related parties	5,154,817	4,844,251
Deferred revenue	140,437	138,948
Due to related parties	829,297	820,500
Short-term debt	113,000	70,500
Short-term debt-related parties	3,507,103	3,469,005
Total current liabilities	10,129,095	9,720,101

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	97,859	169,403
Accumulated deficit	(20,710,115)	(20,490,913)
Total deficit attributable to Zhen Ding Resources Inc.	(6,919,564)	(6,628,818)
Non-controlling interests	(3,196,737)	(3,088,027)

Total Stockholders’ deficit	(10,116,301)	(9,716,845)

Total liabilities and Stockholders’ deficit	$12,794	$3,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses:
General and administrative	11,229	16,674	32,572	37,422

Total operating expenses	11,229	16,674	32,572	37,422

Operating loss	(11,229)	(16,674)	(32,572)	(37,422)

Other expenses
Interest expenses	133,024	138,131	264,681	276,489
Other income	-	-	(3)	(4)

Total expenses	(144,253)	(154,805)	(297,250)	(313,907)

Net loss	(144,253)	(154,805)	(297,250)	(313,907)

Loss attributable to non-controlling interests	39,160	35,802	78,048	71,564

Net loss attributable to Zhen Ding Resources Inc.	$(105,093)	$(119,003)	$(219,202)	$(242,343)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	110,411,348	63,968,798	110,411,348	63,968,798

Comprehensive loss:
Net loss	$(144,253)	$(154,805)	$(297,250)	$(313,907)
Other comprehensive income (loss):
Foreign currency translation adjustments	(144,283)	(23,658)	(102,206)	123,750
Total comprehensive income (loss)	(288,536)	(178,463)	(399,456)	(190,157)
Comprehensive income (loss) attributable to non-controlling interest	134,975	42,900	108,710	34,439
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(423,511)	$(221,363)	$(508,166)	$(224,596)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(297,250)	$(313,907)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	-
Accounts payable and accrued liabilities	4,147	18,716
Accounts payable and accrued liabilities-related parties	259,211	177,836
Net cash used in operating activities	(33,892)	(117,355)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	42,500	35,500
Proceeds from borrowings on short-term debt – related parties	(1,439)	(45,573)
Net cash provided by (used in) financing activities	41,061	(10,073)

Foreign currency translation	2,369	123,750

Net change in cash	9,538	(3,678)

Cash and cash equivalents - beginning of the period	3,256	9,133

Cash and cash equivalents - end of the period	$12,794	$5,455

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 3 months period ended June 30, 2021 and June 30, 2020

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$198,857	$(20,605,022)	$(3,114,292)	$(9,827,765)

Foreign currency translation adjustment	-	-	-	-	(100,998)	-	(43,285)	(144,283)
Net loss	-	-	-	-	-	(105,093)	(39,160)	(144,253)

Balances, June 30, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$677,676	$(20,115,221)	$(2,753,679)	$(9,427,383)

Foreign currency translation adjustment	-	-	-	-	(16,560)	-	(7,098)	(23,658)
Net loss	-	-	-	-	-	(119,003)	(35,802)	(154,805)

Balances, June 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$661,116	$(20,234,224)	$(2,796,579)	$(9,605,846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 6 months period ended June 30, 2021 and June 30, 2020

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	110,411,348	$11,041	$13,687,082	(5,431)	169,403	(20,490,913)	(3,088,027)	(9,716,845)

Foreign currency translation adjustment	-	-	-	-	(71,544)	-	(30,662)	(102,206)
Net loss	-	-	-	-	-	(219,202)	(78,048)	(297,250)

Balances, June 30, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	(5,431)	574,491	(19,991,881)	(2,762,140)	(9,415,689)

Foreign currency translation adjustment	-	-	-	-	86,625	-	37,125	123,750
Net loss	-	-	-	-	-	(242,343)	(71,564)	(313,907)

Balances, June 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$661,116	$(20,234,224)	$(2,796,579)	$(9,605,846)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2021 and 2020, the Company had aggregate foreign currency translation gains of $2,369 and $123,750, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt–related parties, deferred revenue, accounts payable and accrued liabilities, approximated their fair values as of June 30, 2021 and 2020, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to June 30, 2021 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2021, the Company had accumulated losses of $20,710,115 since inception and had a working capital deficit of $10,116,301. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2021 and December 31, 2020:

Issuance date	Maturity	Interest Rate	Amount as of June 30, 2021	Amount as of December 31, 2020
October 2, 2019	October 1, 2020	1% per month	$10,000	10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	-
March 10, 2021	March 10, 2022	1% per month	20,000	-

			113,000	70,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2021 and 2020, the Company recorded interest expense and accrued interest of $5,943 and $9,953, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Due to related parties

As of June 30, 2021 and December 31, 2020, the Company had payables of $829,297 and $820,500, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2021 and December 31, 2020, the Company had short-term debts to related parties of $3,507,103 and $3,469,005, respectively. The details of the loans are described as below.

At June 30, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,785,117	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,265	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,745	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	333,875	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	4,019	15%	August 31, 2014	August 31, 2015

Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	309,800	15%	December 18, 2012	December 18, 2015
Total		$3,507,103

At December 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,755,570	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,092	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,663	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,333	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,552	15%	August 31, 2014	August 31, 2015

Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	306,513	15%	December 18, 2012	December 18, 2015
Total		$3,469,005

As of June 30, 2021 and December 31, 2020, the Company had accrued interest payable to the related parties of $5,154,817 and $4,844,251, respectively. For the periods ended June 30, 2021 and 2020, the Company recorded interest expense of $264,681 and $276,489, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $140,437 and $138,948 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 7. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 8. – COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

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

The first decade of the 20th century saw a worldwide recovery in the price of precious metals, minerals and industrial commodities. Sometimes referred to as a commodities super cycle, the recovery was fueled, to a large degree, by the economic awakening of the two most populous nations, China and India and further bolstered by a sharp decline in the US dollar. The market prices of gold, silver and copper were especially strengthened. Thus, in early 2010, the business direction of our company was changed to seek to profit from this revival and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

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

Due to our continued inability to raise sufficient financing to expand Xinzhou Gold’s mining permit, Xinzhou Gold elected to reapply for a new drilling permit based on a scaled-down drilling plan. The resulting new permit application, which was submitted to the Anhui Province Land & Resources Bureau for approval on March 8, 2017, sought renewed permission to continue drilling in the areas directly adjacent to our concentration plant. That application was subsequently rejected due to environmental concerns regarding wastewater runoff onto nearby agricultural lands. Accordingly, during the last six months of fiscal 2019, the Company was primarily devoted to refining its environmental impact compliance proposal and design in consultation with government officials. A new proposal and design for a tailing pond treatment facility was submitted to the environmental protection authorities on June 30, 2019.

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facility. The new design would employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and was estimated to cost approximately $1.75 million over two years. The Company was expecting a ruling on the proposal in 2020, however the response was delayed due to COVID-19 containment measures in Anhui province, which resulted in reduced staffing and operations across all levels of the public service. Subsequently, during the second quarter of 2021, we were informed by the Land & Resources Bureau that no further consideration would be given to our proposal or design submission until we provide a cash payment of $500,000 to finance additional research and due diligence.

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

Summary of Operations during the Six Months Ended June 30, 2021

Management has continued to evaluate proposals from prospective investors and partners seeking to participate in a smaller drilling operation and extraction-related joint venture projects. However, ongoing health-related travel restriction across China have resulted in delayed negotiations and the inability to travel to conduct due diligence. There is no assurance that negotiations will resume in a timely manner or will be successful, and there is no assurance that we will re-establish our mineral extraction and refining operations. As a result, our management continues to seek and identify alternative businesses opportunities or strategic transactions with a view toward diversifying our business and optimizing shareholder value.

During the first and second quarters of 2021, management continues to entertain proposals from prospective partners seeking to participate in a smaller drilling operation and other joint venture projects. The ongoing COVID-19 outbreak across China, together with the recent decline in gold prices, however, have continued to delay negotiations. The Company anticipates resuming negotiations in early September 2021, however there is no guarantee that negotiations will be successful.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2020 and2021
General and administrative	$11,229	$16,674	(32.65)%
Interest expense	$133,024	$138,131	(3.69)%
Other income	$-	$-	-
Net loss	$144,253	$154,805	(6.81)%

We had not earned any revenues in the three months ended June 30, 2021 and 2020. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities

We had a net loss of $144,253 for the three months ended June 30, 2021, representing a 6.81% decrease from our net loss of $154,805 for the three months ended June 30, 2020. The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2021.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2020 and June 30, 2021
General and administrative	$32,572	$37,422	(12.96)%
Interest expense	$264,681	$276,489	(4.27)%
Other income	$(3)	$(4)	(25)%
Net loss	$297,250	$313,907	(5.30)%

We had not earned any revenues during the six months ended June 30, 2021 and 2020. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $297,250 for the six months ended June 30, 2021, representing a 5.30% decrease from our net loss of $313,907 for the six months ended June 30, 2020. The change in our results over the two periods is a result of a decrease in our general and administrative expense and interest expense.

Liquidity and Capital Resources

Working Capital

	At June 30, 2021	At December 31, 2020
Current assets	$12,794	$3,256
Current liabilities	10,129,095	9,720,101
Working capital deficit	$(10,116,301)	$(9,716,845)

As of June 30, 2021, we had current assets of $12,794 consisting of cash and cash equivalents, current liabilities of $10,129,095 and a working capital deficit of $10,116,301. This compares to our current assets of $3,256 consisting of cash and cash equivalents, current liabilities of $9,720,101, and working capital deficit of $9,716,845 as of December 31, 2020. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2021, we had accumulated and other comprehensive losses of $20,710,115 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(33,892)	$(117,355)
Net cash provided by financing activities	$41,061	$10,073
Net increase in cash during period	$9,538	$(3,678)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $33,892, a 71.12% decrease from the $117,355 in net cash outflow during the six months ended June 30, 2020. The decrease was a result of a increase of accrued interest during the most recent period. During the six months ended June 30, 2021 and 2020, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 was $41,061, which was a 307.63% increase from the $10,073 cash provided by financing activities during the six months ended June 30, 2020. The increase was a result of decreased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2021 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2021.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 4, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 20, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.6	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on October 28, 2013 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
(10)	Material Contracts
10.1	The Contract for Sino-Foreign Equity Joint Venture dated as of November 12, 2004 by and between Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
10.2	Articles of Association for Zhen Ding JV dated as of October 12, 2006 by and between Z&W Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.3	Supply Contract of Gold Concentrate Fines dated July 20, 2012 between Zhen Ding Mining Co., Ltd. and Yantai Jin Ao Metallurgical Co. Ltd.(Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.4	Mining License No. C3400002009114110049341 dated November 5, 2014 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.5	Gold Mining License No. (2005) 042 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.6	Form of Loan Agreements between Wen Mei Tu and Zhen Ding Resources Inc. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.7	Business License Registration No. 3425004000003061(1-1) dated November 17, 2014 in favor of Zhen Ding Mining Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed June 9, 2015)
(21)	List of Subsidiaries
21.1	Z&W Zhen Ding Corporation, a California corporation (100% held)
21.2	Zhen Ding Mining Co. Ltd., a PRC corporation (70% held)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 16, 2021	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

