Form 10-Q
period 2021-09-30
ZHEN DING RESOURCES INC.
filed 2021-11-15
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-335926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,410,348 common shares issued and outstanding as of November 15, 2021

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021 (Unaudited)	2020 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$13,359	$3,256
Total current assets	$13,359	$3,256

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$387,802	$376,897
Accrued liabilities-related parties	5,294,591	4,844,251
Deferred revenue	140,709	138,948
Due to related parties	830,904	820,500
Short-term debt	129,500	70,500
Short-term debt-related parties	3,514,475	3,469,005
Total current liabilities	10,297,981	9,720,101

Commitements and Contingencies

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	84,159	169,403
Accumulated deficit	(20,819,856)	(20,490,913)
Total deficit attributable to Zhen Ding Resources Inc.	(7,043,005)	(6,628,818)
Non-controlling interests	(3,241,617)	(3,088,027)

Total Stockholders’ deficit	(10,284,622)	(9,716,845)

Total liabilities and Stockholders’ deficit	$13,359	$3,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses:
General and administrative	15,710	15,044	48,282	52,466

Total operating expenses	15,710	15,044	48,282	52,466

Operating loss	(15,710)	(15,044)	(48,282)	(52,466)

Other expenses, net
Interest expenses	133,078	141,755	397,759	418,244
Other income	(39)	(238)	(42)	(242)

Total expenses, net	(148,749)	(156,561)	(445,999)	(470,468)

Net loss	(148,749)	(156,561)	(445,999)	(470,468)

Loss attributable to non-controlling interests	39,008	36,581	117,056	108,145

Net loss attributable to Zhen Ding Resources Inc.	$(109,741)	$(119,980)	$(328,943)	$(362,323)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	110,411,348	63,968,798	110,411,348	63,968,798

Comprehensive loss:
Net loss	$(148,749)	$(156,561)	$(445,999)	$(470,468)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19,572)	(356,993)	(121,778)	(233,243)
Total comprehensive income (loss)	(168,321)	(513,554)	(567,777)	(703,711)
Comprehensive income (loss) attributable to non- controlling interest	44,880	143,679	153,590	178,118
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(123,441)	$(369,875)	$(414,187)	$(525,593)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	September 30,	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(445,999)	$(470,468)
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	-
Accounts payable and accrued liabilities	6,889	88,078
Accounts payable and accrued liabilities-related parties	389,608	475,588
Net cash used in operating activities	(49,502)	93,198

Cash flows from financing activities
Proceeds from borrowings on short-term debt	59,000	54,000
Proceeds from borrowings on short-term debt – related parties	2,121	86,515
Net cash provided by financing activities	61,121	140,515

Foreign currency translation	(1,516)	(233,243)

Net change in cash	10,103	470

Cash and cash equivalents - beginning of the period	3,256	9,133

Cash and cash equivalents - end of the period	$13,359	$9,603

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 3 months period ended September 30, 2021 and September 30, 2020

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)

Foreign currency translation adjustment	-	-	-	-	(13,700)	-	(5,872)	(19,572)
Net loss	-	-	-	-	-	(109,741)	(39,008)	(148,749)

Balances, September 30, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$84,159	$(20,819,856)	$(3,241,617)	$(10,284,622)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$661,116	$(20,234,224)	$(2,796,579)	$(9,605,846)

Foreign currency translation adjustment	-	-	-	-	(249,895)	-	(107,098)	(356,993)
Net loss	-	-	-	-	-	(119,980)	(36,581)	(156,561)

Balances, September 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$411,221	$(20,354,204)	$(2,940,258)	$(10,119,400)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the 9 months period ended September 30, 2021 and September 30, 2020

(unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	110,411,348	$11,041	$13,687,082	(5,431)	169,403	(20,490,913)	(3,088,027)	(9,716,845)

Foreign currency translation adjustment	-	-	-	-	(85,244)	-	(36,534)	(121,778)
Net loss	-	-	-	-	-	(328,943)	(117,056)	(445,999)

Balances, September 30, 2021	110,411,348	$11,041	$13,687,082	$(5,431)	$84,159	$(20,819,856)	$(3,241,617)	$(10,284,622)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2019	63,968,798	$6,397	$12,762,875	(5,431)	574,491	(19,991,881)	(2,762,140)	(9,415,689)

Foreign currency translation adjustment	-	-	-	-	(163,270)	-	(69,973)	(233,243)
Net loss	-	-	-	-	-	(362,323)	(108,145)	(470,468)

Balances, September 30, 2020	63,968,798	$6,397	$12,762,875	$(5,431)	$411,221	$(20,354,204)	$(2,940,258)	$(10,119,400)

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

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2021 and 2020, the Company had aggregate foreign currency translation losses of ($121,778) and ($233,243), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt–related parties, deferred revenue, accounts payable and accrued liabilities, approximated their fair values as of September 30, 2021 and 2020, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to September 30, 2021 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company adopted accounting standard 740, as of January 1, 2021. As of September 30, 2021 there is no impact on its consolidated financial statements.

On June 16, 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

The new guidance; (i) eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets, (ii) broadens the information that an entity can consider when measuring credit losses to include forward-looking information, (iii) increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses, (iv) increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets, (v) increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage), and (vi) aligns the income statement recognition of credit losses, for available-for-sale debt securities, with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down.

The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. It affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

For public business entities that meet the definition of a U.S. Securities and Exchange (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted.

We are currently evaluating the impact of the new guidance.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2021, the Company had an accumulated deficit of $20,819,856 since inception and had a working capital deficit of $10,284,622. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2021 and December 31, 2020:

Issuance date	Maturity	Interest Rate	09.30.2021	12.31.2020
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	-
March 10, 2021	March 10, 2022	1% per month	20,000	-
July 13, 2021	July 13, 2022	1% per month	16,500	-
			$129,500	$70,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense and accrued interest of $9,581 and $15,676, respectively and is included in interest expense in the consolidated statements of operations.

 Note 5. Related Party Transactions

Due to related parties

As of September 30, 2021 and December 31, 2020, the Company had related party payables of $830,904 and $820,500, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2021 and December 31, 2020, the Company had short-term debts to related parties of $3,514,475 and $3,469,005, respectively. The details of the loans are described as below.

At September 30, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,790,511	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,296	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,760	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	334,521	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	4,705	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	310,400	15%	December 18, 2012	December 18, 2015
Total		$3,514,475

 At December 31, 2020:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,755,570	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,092	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,663	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	330,333	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	2,552	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	306,513	15%	December 18, 2012	December 18, 2015
Total		$3,469,005

As of September 30, 2021 and December 31, 2020, the Company had accrued interest payable to the related parties of $5,294,591 and $4,844,251, respectively. For the periods ended September 30, 2021 and 2020, the Company recorded interest expense of $388,091 and $418,244, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Deferred Revenues

As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $140,709 and $138,948 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Our Corporate History and Structure

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada J4Y 9C4.  The offices, located in a suburb of Montreal, are not under written lease but are rented through a verbal agreement, on a month to month basis, from Immeubles Wing Kei Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 15, 2018.

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

Financing and Restructuring Efforts

During fiscal 2019 our management entered into negotiations with various related party lenders regarding a possible restructuring or conversion of related party debt. Effective December 14, 2020, we issued an aggregate of 46,442,550 shares of our common stock to ten lenders at the price of $0.02 per share in consideration for the cancellation of $928,851 of interest bearing debt payable on demand to the lenders in respect of cash advances made by them to the Company.

Results of Operations

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

We had a net loss of $148,749 from operations for the three month period ended September 30, 2021, which was a nominal decrease from our net loss of $156,561 from operations for the three month period ended September 30, 2020.  The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2021.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2020 to Three Month Period Ended September 30, 2021
General and administrative	$15,710	$15,044	4.42%
Other (Income) Expense	(39)	(238)	(83.61)%
Interest expense	133,078	141,755	(6.12)%
Net loss	$148,749	$156,561	(4.98)%

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September, 2020

We did not earn any revenues in the nine months ended September 30, 2021 or September 30, 2020. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $445,999 for the nine month period ended September 30, 2021, which was 5.2% less than the net loss of $470,468 for the nine month period ended September 30, 2020.  The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2021.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2020 to Nine Month Period Ended September 30, 2021
General and administrative	$48,282	$52,466	(7.97)%
Other (Income) Expense	(42)	(242)	(82.64)%
Interest expense	397,759	418,244	(4.89)%
Net loss	$445,999	$470,468	(5.20)%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2021 reflects current assets of $13,359 and a working capital deficit in the amount of $10,284,622. Our current assets consisted entirely of cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2021	At December 31, 2020
Current assets	$13,359	$3,256
Current liabilities	10,297,981	9,720,101
Working capital (deficit)	$(10,284,622)	$(9,716,845)

As of September 30, 2021, we had an accumulated deficit of $20,819,856 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(49,502)	$93,198
Net cash provided by (used in) financing activities	61,121	140,515
Foreign currency transaction	(1,516)	(233,243)
Net increase in cash during period	$10,103	$470

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $ (49,502), a 153.11% decrease from the $93,198 net cash outflow during the nine months ended September 30, 2019. The decrease was a result of a increase of accrued interest during the most recent period. During the nine months ended September 30, 2020 we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $61,121, which was a 56.50% decrease from the $140,515 in cash used by financing activities during the nine months ended September 30, 2020. The decrease in cash provided was a result of a decrease in related party loans during the fiscal 2021.

Plan of Operation

Our operating plan for the 12 months beginning October 1, 2021 is as follows:

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2021 and 2020, the Company had aggregate foreign currency translation losses of ($121,778) and ($233,243), respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 15, 2021	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

