Form 10-Q
period 2022-03-31
ZHEN DING RESOURCES INC.
filed 2022-05-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,410,348 common shares issued and outstanding as of May 16, 2022

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022 (Unaudited)	2021 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$13,139	$29,782
Total current assets	$13,139	$29,782

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$412,795	$403,695
Accounts payable and accrued liabilities-related parties	5,641,449	5,482,809
Deferred revenue	142,976	142,251
Due to related parties	844,288	840,005
Short-term debt	154,500	154,500
Short-term debt-related parties	3,542,547	3,524,765
Total current liabilities	10,738,555	10,548,025

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	(29,311)	7,272
Accumulated deficit	(21,026,242)	(20,910,525)
Total deficit attributable to Zhen Ding Resources Inc.	(7,362,861)	(7,210,561)
Non-controlling interests	(3,362,555)	(3,307,682)

Total Stockholders’ deficit	(10,725,416)	(10,518,243)

Total liabilities and Stockholders’ deficit	$13,139	$29,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2022 and March 31, 2021

(Unaudited)

	March 31, 2022	March 31, 2021
Operating expenses:
General and administrative	$19,748	$21,343
Gain on sale of assets	(279)	-

Total operating expenses	19,469	21,343

Operating loss	(19,469)	(21,343)

Other expense:
Interest expenses	(135,444)	(131,657)
Other income (expenses)	-	3

Net loss	(154,913)	(152,997)

Loss attributable to non-controlling interests	39,196	38,888

Net loss attributable to Zhen Ding Resources Inc.	$(115,717)	$(114,109)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(154,913)	$(152,997)
Other comprehensive income (loss):
Foreign currency translation adjustments	(52,260)	42,077
Total comprehensive loss	(207,173)	(110,920)
Comprehensive loss attributable to non- controlling interest	54,873	(26,265)
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(262,046)	$(137,185)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and March 31, 2021

(Unaudited)

	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(154,913)	$(152,997)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of vehicle	(279)	-
Accounts payable and accrued liabilities	61,198	100,994
Accounts payable and accrued liabilities-related parties	74,646	53,370
Deferred revenue	-	(596)
Net cash (used)/provided by in operating activities	(19,348)	771

Cash flows from investing activities
Proceeds from sale of vehicle	279	-
Cash flows provided by investing activities	279	-

Cash flows from financing activities
Proceeds from borrowings on short-term debt	-	42,500
Proceeds from borrowings on short-term debt – related parties	(819)	(64,422)
Net cash used in financing activities	(819)	(21,922)

Foreign currency translation	3,245	42,077

Net change in cash	(16,643)	20,926

Cash and cash equivalents - beginning of the period	29,782	3,256

Cash and cash equivalents - end of the period	$13,139	$24,182

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2022 and March 31, 2021

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	(36,583)	-	(15,677)	(52,260)
Net loss	-	-	-	-	-	(115,717)	(39,196)	(154,913)

Balances, March 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$(29,311)	$(21,026,242)	$(3,362,555)	$(10,725,416)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	$110,411,348	11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)
Foreign currency translation adjustment	-	-	-	-	29,454	-	12,623	42,077
Net loss	$-	-	-	-	-	(114,109)	(38,888)	(152,997)

Balances, March 31, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$198,857	$(20,605,022)	$(3,114,292)	$(9,827,765)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2022 and 2021, the Company had aggregate foreign currency translation gains (loss) of ($52,260) and $42,077, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of March 31, 2022 and 2021, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to March 31, 2022 through the date the financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted it effective January 1, 2022 and the adoption of the standard does not have an impact on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2022, the Company had accumulated losses of $21,026,242 since inception and had a working capital deficit of $10,725,416. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2022 and December 31, 2021:

Issuance date	Maturity	Interest Rate	03.31.2022	12.31.2021
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13, 2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense and accrued interest of $4,635 and $2,553, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2022 and December 31, 2021, the Company had payables of $844,288 and $840,005, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2022 and December 31, 2021, the Company had short-term debts to related parties of $3,542,547 and $3,524,765, respectively. The details of the loans are described as below.

 At March 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,803,921	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,559	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,885	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	339,910	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,590	15%	August 31, 2014	August 31, 2015
Victor Sun		50,282		January 1, 2011	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	315,400	15%	December 18, 2012	December 18, 2015
Total		$3,542,547

At December 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,789,697	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	338,185	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,481	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015
Total		$3,524,765

As of March 31, 2022 and December 31, 2021, the Company had accrued interest payable to the related parties of $5,641,449 and $5,482,809, respectively. For the periods ended March 31, 2022 and 2021, the Company recorded interest expense of $135,444 and $131,657, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of March 31, 2022 and December 31, 2021, the Company had accounts payable of $198,274 and $195,012 respectively. As of March 31, 2022 and December 31, 2021 the Company had accrued liabilities of $214,521 and $208,683.

Note 7. Deferred Revenues

As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $142,976 and $142,251 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. Gain on Sale Assets

In the first quarter 2022, JXZD sold a certain vehicle $279 which was fully impaired in 2015.

Note 10. – COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report .Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

Note 11. Subsequent Events

The Company does not have any events subsequent to March 31, 2022 through the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Three Months Ended March 31, 2022

In light of the continued strength of gold prices during the fist six months of 2022, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2022 and March 31, 2021
General and administrative	$19,748	$21,343	(7.4)%
Gain on sale of assets	$(279)	-	-
Net loss	$154,913	$153,000	(1.25)%

We had not earned any revenues in the three months ended March 31, 2022 or 2021. Our lack of revenue was due to our inability to find better quality materials for our production.

We had a net loss of $154,913 for the three months ended March 31, 2022, representing a 1.25% increase from our net loss of $153,000 for the three months ended March 31, 2021. The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2022.

Liquidity and Capital Resources

Working Capital

	At March 31, 2022	At December 31, 2021
Current assets	$13,139	$29,782
Current liabilities	$(10,738,555)	$(10,548,025)
Working capital deficit	$($10,725,416)	$(10,518,243)

As of March 31, 2022, we had current assets of $13,139 consisting of cash and cash equivalents, current liabilities of $10,738,555 and a working capital deficit of $10,725,416. This compares to our current assets of $29,782 (consisting of cash and cash equivalents), current liabilities of $10,548,025, and working capital deficit of $10,518,243 as of December 31, 2021. The nominal decrease in cash and increase in liabilities during the most recent period resulted primarily from an increase in short-term debt, and in accounts payable to third parties and to related parties.

As of March 31, 2022, we had accumulated losses of $21,026,242 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Net cash from (used in) operating activities	$(19,348)	$771
Net cash provided by investing activities	$279	-
Net cash provided by (used in) financing activities	$(819)	$(21,922)
Net increase (decrease) in cash during period	$(16,643)	$20,926

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $19,348, a 2,573.28% decrease from the $771 in net cash gained from operating during the three months ended March 31, 2021. The decrease was a result of decrease expense in account payable and accrued liabilities during the most recent period. During the three months ended March 31, 2022 and 2021, we had no sales and did not purchase any raw materials.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2022 was $279, which was related to the sale of a certain vehicle which was fully impaired in 2015.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 was $819, which was a 96.26% decrease from the $21,922 cash used in financing activities during the three months ended March 31, 2021. The decrease was a result of fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2022 is as follows:

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 16, 2022	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

