Form 10-Q
period 2022-06-30
ZHEN DING RESOURCES INC.
filed 2022-08-15
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,411,348 common shares issued and outstanding as of August 15, 2022

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022 (Unaudited)	2021 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$22,531	$29,782
Total current assets	$22,531	$29,782

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$413,265	$403,695
Accounts payable and accrued liabilities-related parties	5,468,112	5,482,809
Deferred revenue	135,360	142,251
Due to related parties	799,316	840,005
Short-term debt	154,500	154,500
Short-term debt-related parties	3,381,529	3,524,765
Total current liabilities	10,352,082	10,548,025

Commitments and Contingencies

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	359,399	7,272
Accumulated deficit	(21,148,097)	(20,910,525)
Total deficit attributable to Zhen Ding Resources Inc.	(7,096,006)	(7,210,561)
Non-controlling interests	(3,233,545)	(3,307,682)

Total Stockholders’ deficit	(10,329,551)	(10,518,243)

Total liabilities and Stockholders’ deficit	$22,531	$29,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
General and administrative	29,260	11,229	49,008	32,572
Gain (loss) on sale of assets	6	-	(273)	-

Total operating expenses	29,266	11,229	48,735	32,572

Operating loss	(29,266)	(11,229)	(48,735)	(32,572)

Other expenses
Interest expenses	130,289	133,024	265,733	264,681
Other income	(114)	-	(114)	(3)

Total expenses	(159,441)	(144,253)	(314,354)	(297,250)

Net loss	(159,441)	(144,253)	(314,354)	(297,250)

Loss attributable to non-controlling interests	37,586	39,160	76,782	78,048

Net loss attributable to Zhen Ding Resources Inc.	$(121,855)	$(105,093)	$(237,572)	$(219,202)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(159,441)	$(144,253)	$(314,354)	$(297,250)
Other comprehensive income (loss):
Foreign currency translation adjustments	555,306	(144,283)	503,046	(102,206)
Total comprehensive income (loss)	395,865	(288,536)	188,692	(399,456)
Comprehensive income (loss) attributable to non- controlling interest	(129,010)	134,975	(74,137)	108,710
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$524,875	$(423,511)	$262,829	$(508,166)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(Unaudited)

	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(314,354)	$(297,250)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest on related party notes	299,729	259,211
Accounts payable and accrued liabilities	(6,534)	4,147
Net cash used in operating activities	(21,159)	(33,892)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	-	42,500
Proceeds from borrowings on short-term debt – related parties	25,000	(1,439)
Net cash provided by financing activities	25,000	41,061

Foreign currency translation	(11,092)	2,369

Net change in cash	(7,251)	9,538

Cash and cash equivalents – beginning of the period	29,782	3,256

Cash and cash equivalents – end of the period	$22,531	$12,794

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended June 30, 2022 and 2021

(Unaudited)

Three months ended June 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$(29,311)	$(21,026,242)	$(3,362,555)	$(10,725,416)
Foreign currency translation adjustment	-	-	-	-	388,710	-	166,596	555,306
Net loss	-	-	-	-	-	(121,855)	(37,586)	(159,441)

Balances, June 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)

 Three Months Ended June 30, 2021

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$198,857	$(20,605,022)	$(3,114,292)	$(9,827,765)
Foreign currency translation adjustment	-	-	-	-	(100,998)	-	(43,285)	(144,283)
Net loss	$-	-	-	-	-	(105,093)	(39,160)	(144,253)

Balances, June 30, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2022 and 2021

(Unaudited)

Six Months Ended June 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	352,127	-	150,919	503,046
Net loss	-	-	-	-	-	(237,572)	(76,782)	(314,354)

Balances, June 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)

 Six Months Ended June 30, 2021

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	$110,411,348	11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)
Foreign currency translation adjustment	-	-	-	-	(71,544)	-	(30,662)	(102,206)
Net loss	$-	-	-	-	-	(219,202)	(78,048)	(297,250)

Balances, June 30, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2022 and 2021, the Company had aggregate foreign currency translation gains (loss) of $503,046 and ($102,206), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable, accrued liabilities due to related parties, short term debt and short term debt – related parties, approximated their fair values as of June 30, 2022 and 2021, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2022, the Company had accumulated losses of $21,148,097 since inception and had a working capital deficit of $10,329,551. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2022 and December 31, 2021:

Issuance date	Maturity	Interest Rate	06.30.2022	12.31.2021
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2022 and 2021, the Company recorded interest expense and accrued interest of $9,270 and $5,943, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of June 30, 2022 and December 31, 2021, the Company had payables of $799,316 and $840,005, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2022 and December 31, 2021, the Company had short-term debts to related parties of $3,381,529 and $3,524,765, respectively. The details of the loans are described as below.

 At June 30, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,654,568	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,677	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,465	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	321,804	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,133	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	298,600	15%	December 18, 2012	December 18, 2015
Total		$3,381,529

At December 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,789,697	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	338,185	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,481	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015

Total		$3,524,765

As of June 30, 2022 and December 31, 2021, the Company had accrued interest payable to the related parties of $5,414,036 and $5,482,809, respectively. For the periods ended June 30, 2022 and 2021, the Company recorded interest expense of $265,733 and $264,681, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of June 30, 2022 and December 31, 2021, the Company had accounts payable of $202,728 and $195,012 respectively. As of June 30, 2022 and December 31, 2021 the Company had accrued liabilities of $210,537 and $208,683.

Note 7. Deferred Revenue

As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $135,360 and $142,251 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. Gain on Sale Assets

In the first quarter 2022, JXZD sold a certain vehicle $273 which was fully impaired in 2015.

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

Note 11. Subsequent Events

The Company does not have any events subsequent to June 30, 2022 through August 15, 2022, the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Sinx Months Ended June 30, 2022

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

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2021 and 2022
General and administrative	$29,260	$11,229	160.66%
Gain on the sale of assets	$6	$-	-
Interest expense	$130,289	$133,024	(2.05)%
Other income	$(114)	$-	-
Net loss	$159,441	$144,253	10.52%

We had not earned any revenues in the three months ended June 30, 2022 and 2021. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities

We had a net loss of $159,441 for the three months ended June 30, 2022, representing a 10.52% increase from our net loss of $144,253 for the three months ended June 30, 2021. The change in our results over the two periods is a result of increases in our general and administrative expense during 2022, partially offset by a nominal decrease in interest expense.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2021 and June 30, 2022
General and administrative	$49,008	$32,572	50.46%
Gain on the sale of assets	$(273)	$-	-
Interest expense	$265,733	$264,681	0.39%
Other income	$(114)	$(3)	3,700%
Net loss	$314,354	$297,250	5.75%

We had not earned any revenues during the six months ended June 30, 2022 and 2021. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $314,354 for the six months ended June 30, 2022, representing a 5.75% increase from our net loss of $297,250 for the six months ended June 30, 2021. The change over the two periods is a result of increases in our general and administrative expense during 2022, partially offset by a nominal decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At June 30, 2022	At December 31, 2021
Current assets	$22,531	$29,782
Current liabilities	10,352,082	10,548,025
Working capital deficit	$10,329,551	$10,518,243

As of June 30, 2022, we had current assets of 22,531 consisting of cash and cash equivalents, current liabilities of $10,352,082 and a working capital deficit of $10,329,551. This compares to our current assets of $29,782 consisting of cash and cash equivalents, current liabilities of $10,548,025, and working capital deficit of $10,518,243 as of December 31, 2021. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2022, we had accumulated and other comprehensive losses of $21,148,097 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$196,594	$33,892
Net cash provided by financing activities	$25,063	$41,061
Net change in cash during period	$(7,251)	$9,538

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $196,594, a 480.06% increase from the $33,892 in net cash outflow during the six months ended June 30, 2021. The increase resulted from an increase in accrued interest during the most recent period . During the six months ended June 30, 2022 and 2021, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2022 was $25,063 which was a 39.84% decrease from the $41,061cash provided by financing activities during the six months ended June 30, 2021. The decrease was a result of decreased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2022 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2022 and 2023.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 15, 2022	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

