Form 10-Q
period 2022-09-30
ZHEN DING RESOURCES INC.
filed 2022-11-14
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,410,348 common shares issued and outstanding as of November 13, 2022

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022 (Unaudited)	2021 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$10,712	$29,782
Total current assets	$10,712	$29,782

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$393,286	$403,695
Accounts payable and accrued liabilities-related parties	5,270,322	5,482,809
Deferred revenue	127,473	142,251
Due to related parties	752,739	840,005
Short-term debt	154,500	154,500
Short-term debt-related parties	3,201,226	3,524,765
Total current liabilities	9,899,546	10,548,025

Commitments and Contingencies

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding as of September 30, 2022 and December 31, 2021	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	768,258	7,272
Accumulated deficit	(21,255,350)	(20,910,525)
Total deficit attributable to Zhen Ding Resources Inc.	(6,794,400)	(7,210,561)
Non-controlling interests	(3,094,434)	(3,307,682)

Total Stockholders’ deficit	(9,888,834)	(10,518,243)

Total liabilities and Stockholders’ deficit	$10,712	$29,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
General and administrative	17,945	15,710	66,939	48,282
Loss (Gain) on sale of assets	6	-	(267)	-

Total operating expenses	17,951	15,710	66,672	48,282

Operating loss	(17,951)	(15,710)	(66,672))	(48,282)

Other expenses
Interest expenses	125,421	133,078	391,168	397,759
Other income	2	(39)	(112)	(42)

Total expenses	(143,374)	(148,749)	(457,728)	(445,999)

Net loss	(143,374)	(148,749)	(457,728)	(445,999)

Loss attributable to non-controlling interests	36,121	39,008	112,903	117,056

Net loss attributable to Zhen Ding Resources Inc.	$(107,253)	$(109,741)	$(344,825)	$(328,943)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(143,374)	$(148,749)	$(457,728)	$(445,999)
Other comprehensive income (loss):
Foreign currency translation adjustments	584,091	(19,572)	1,087,137	(121,778)
Total comprehensive income (loss)	440,717	(168,321)	629,409	(567,777)
Comprehensive income (loss) attributable to non-controlling interest	(139,111)	44,880	(213,248)	153,590
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$301,606	$(123,441)	$416,161	$(414,187)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(457,728)	$(445,999)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(44,914)	6,889
Accounts payable and accrued liabilities-related parties	406,333	389,608
Net cash used in operating activities	(96,309)	(49,502)

Cash flows from financing activities
Proceeds from borrowings on short-term debt	-	59,000
Proceeds from borrowings on short-term debt – related parties	40,103	2,121
Net cash provided by financing activities	40,103	61,121

Foreign currency translation	37,136	(1,516)

Net change in cash	(19,070)	10,103

Cash and cash equivalents - beginning of the period	29,782	3,256

Cash and cash equivalents - end of the period	$10,712	$13,359

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended September 30, 2022 and 2021

(Unaudited)

For the three months ended September 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)
Foreign currency translation adjustment	-	-	-	-	408,859	-	175,232	584,091
Net loss	-	-	-	-	-	(107,253)	(36,121)	(143,374)

Balances, September 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$768,258	$(21,255,350)	$(3,094,434)	$(9,888,834)

For the three months ended September 30, 2021

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$97,859	$(20,710,115)	$(3,196,737)	$(10,116,301)
Foreign currency translation adjustment	-	-	-	-	(13,700)	-	(5,872)	(19,572)
Net loss	$-	-	-	-	-	(109,741)	(39,008)	(148,749)

Balances, September 30, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$84,159	$(20,819,856)	$(3,241,617)	$(10,284,622)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2022 and 2021

(Unaudited)

For the nine months ended September 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	760,986	-	326,151	1,087,137
Net loss	-	-	-	-	-	(344,825)	(112,903)	(457,728)

Balances, September 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$768,258	$(21,255,350)	$(3,094,434)	$(9,888,834)

For the nine months ended September 30, 2021

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	$110,411,348	11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)
Foreign currency translation adjustment	-	-	-	-	(85,244)	-	(36,534)	(121,778)
Net loss	$-	-	-	-	-	(328,943)	(117,056)	(445,999)

Balances, September 30, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$84,159	$(20,819,856)	$(3,241,617)	$(10,284,622)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2022 and 2021, the Company had aggregate foreign currency translation gains (loss) of $1,087,137and ($121,778), respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of September 30, 2022 and 2021, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2022, the Company had accumulated losses of $21,255,350 since inception and had a working capital deficit of $9,888,834. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2022 and December 31, 2021:

Issuance date	Maturity	Interest Rate	As of September 31, 2022	As of December 31, 2021

October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000

January 15, 2020	January 15, 2021	1% per month	22,000	22,000

April 16, 2020	April 15, 2021	1% per month	13,500	13,500

July 2, 2020	July 1, 2021	1% per month	18,500	18,500

October 23, 2020	October 22, 2021	1% per month	6,500	6,500

January 5, 2021	January 15, 2022	1% per month	22,500	22,500

March 10, 2021	March 10, 2022	1% per month	20,000	20,000

July 13, 2021	July 13,2022	1% per month	16,500	16,500

December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense and accrued interest of $13,905 and $9,581, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of September 30, 2022 and December 31, 2021, the Company had payables of $752,739 and $840,005, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2022 and December 31, 2021, the Company had short-term debts to related parties of $3,201,226 and $3,524,765, respectively. The details of the loans are described as below.

 At September 30, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,499,881	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,763	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,030	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,052	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,018	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,200	15%	December 18, 2012	December 18, 2015
Total		$3,201,226

At December 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,789,697	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	338,185	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,481	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015
Total		$3,524,765

As of September 30, 2022 and December 31, 2021, the Company had accrued interest payable to the related parties of $5,270,322 and $5,482,809, respectively. For the periods ended September 30, 2022 and 2021, the Company recorded interest expense of $391,154 and $397,759, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of September 30, 2022 and December 31, 2021, the Company had accounts payable of $131,566 and $195,012 respectively. As of September 30, 2022 and December 31, 2021 the Company had accrued liabilities of $261,720 and $208,683.

Note 7. Deferred Revenues

As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $127,473 and $142,251 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. Gain on Sale Assets

In the first quarter 2022, JXZD sold a certain vehicle $273 of which was fully impaired in 2015.

Note 10. COVID-19

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

Note 11. Subsequent Events

The Company does not have any events subsequent to September 30, 2022 through November 14, 2022, the date the financial statements were issued for disclosure consideration.

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

In the pervious decade there was been a worldwide recovery in the price and interest in precious metals, minerals and industrial commodities. Such interest was fueled to a large degree by the economic awakening of the two most populous nations, China and India, and further bolstered by a sharp decline in the US dollar. A particular beneficiary of this revival was the market prices of gold, silver and copper. Thus, in early 2010, the business direction of our company changed to seek to profit from this revival, and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

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

Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area. However, if sufficient working capital is unavailable, or if the application be denied on other grounds, we would not be able to secure another source with higher-grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

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

Recent Activities

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

Activities during the Three Months Ended September 30, 2022

The three months ended September 30, 2022 saw a progressive decline in global commodities markets, including the market for precious metals. Because of these adverse market conditions, our management has suspended efforts to identify sources of equity financing required to complete permitting and resumption of our mineral extraction and refining operations. Meanwhile, our management has continued to identify and evaluate businesses opportunities and other strategic transactions with a view to diversifying our business and creating shareholder value.

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

We had a net loss of $143,374 from operations for the three month period ended September 30, 2022, which was a nominal decrease from our net loss of $148,749 from operations for the three month period ended September 30, 2021.  The change in our results over the two periods is a result of nominal decreases in our general and administrative expense and in our interest expense during 2021.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2021 to Three Month Period Ended September 30, 2022
General and administrative	$17,945	$15,710	14.22%
Other (Income) Expense	2	(39)	(105.12)%
Interest expense	125,421	133,078	(6.12)%
Net loss	$143,374	$148,749	(3.61)%

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September, 2021

We did not earn any revenues in the nine months ended September 30, 2022 or September 30, 2021. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $457,728 for the nine month period ended September 30, 2022, which was 2.62% greater than the net loss of $445,999 for the nine month period ended September 30, 2021.  The change in our results over the two periods is a result of nominal increase in our general and administrative expense and in our interest expense during 2022.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2021 to Nine Month Period Ended September 30, 2022
General and administrative	$66,939	$48,282	38,64%
Other (Income) Expense	(267)	(42)	535.71%
Interest expense	391,154	397,759	(1.66)%
Net loss	$457,728	$445,999	(2.62)%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2022 reflects current assets of $10,712 and a working capital deficit of $9,888,834. Our current assets consisted entirely of cash and cash equivalents. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2022	At December 31, 2021
Current assets	$10,712	$29,782
Current liabilities	9,899,546	10,548,025
Working capital (deficit)	$(9,888,834)	$(10,518,243)

As of September 30, 2022, we had an accumulated deficit of $21,255,350 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(96,309)	$(49,502)
Net cash provided by (used in) financing activities	40,103	61,121
Foreign currency transaction	37,136	(1,516)
Net increase in cash during period	$19,070	$10,103

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $96,309, a 95% increase from the $49,502 net cash outflow during the nine months ended September 30, 2021. The increase was a result of an increase in accounts payable and accrued liabilities owed to related parties and non-related parties. During the nine months ended September 30, 2022 we had no sales and did not purchase any raw materials.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 was $40,103, which was a 34% decrease from the $61,121 in cash provided by financing activities during the nine months ended September 30, 2021. The decrease in cash provided was a result of an increase interest accrual on related party loans during the fiscal 2022.

Plan of Operation

Our operating plan for the 12 months beginning October 1, 2022 is as follows:

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2022 and 2021, the Company had aggregate foreign currency translation gains (loss) of $1,087,137and ($121,778), respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 14, 2022	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

