Form 10-K
period 2022-12-31
ZHEN DING RESOURCES INC.
filed 2023-03-30
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

110,411,348 common shares as of March 30, 2023.

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

General Overview

We are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Our only operating company is Zhen Ding JV which, has engaged in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchased metal ore in rock form from its joint venture partner, Xinzhou Gold, which holds rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Corporate Background

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada J4Y 9C4.  Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

We were incorporated in September 1996 as Robotech Inc., and began our business in the development and marketing of specialized technological equipment. By 2003 we had not reached our financing goals and therefore abandoned our former business plan.

In January 2012, our Board of Directors, following the approval of a majority of our shareholders, made an offer to the shareholders of Zhen Ding Resources Inc., a Nevada corporation (“Zhen Ding NV”), to acquire, at the very least, the majority of their common shares, and, if available, up to 100% ownership.

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

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to re-design the tailing pond treatment facility. The new design would employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December 2019 with an estimated budget of approximately $1.75 million over two years. The Company expected a ruling on the new proposal in March 2020, however the ruling was delayed due to COVID-19 containment measures in Anhui province which resulted in reduced staffing and operations across all levels of the public service. More recently, the Company was advised that no ruling would be provided on the proposal without additional 3rd party geo-technical research to support the viability of the Company’s design. The estimated cost of such additional research is $500,000.

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

Additionally, in light of robust gold prices during 2022 and 2023, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions.

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

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2022 and 2021, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2022 and 2021 was focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $4,500,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or at all.

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

We Have Incurred Losses in Certain Prior Periods And May Incur Losses In The Future.

We have incurred net losses of approximately $20 million from inception. As at December 31, 2022 we had a working capital deficit of $10,315,645. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

As of December 31, 2022, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

During the fall of 2019, the Zhen Ding JV received feedback from the Land & Resource Bureau regarding its June 30, 2019 proposal and design submission. The authorities requested certain improvements to the tailing pond and wastewater treatment facility on the proposed drilling site as a condition of granting any new drilling permit. Zhen Ding JV subsequently retained a new environmental expert to rework the tailing pond treatment facility. The new design will employ automated pumping systems to optimize water transfer while lowering both cost and risk. The design affords immediate control of pressure and flowrate, as well as real-time monitoring of pump speed, flowrate, inlet/outlet water pressures, water temperature, engine performance, and engine fuel level. The improved water treatment design report was submitted to the government in December, 2019 and is estimated to cost approximately $1.75 million over two years. The Company expected a ruling on the new proposal in March 2020, however the ruling was delayed due to COVID-19 containment measures in Anhui province which resulted in reduced staffing and operations across all levels of the public service. More recently, the Company was advised that no ruling would be provided on the proposal without additional 3rd party geo-technical research to support the viability of the Company’s design. The estimated cost of such additional research is $500,000. Discussions with the Land & Resource Bureau resumed in 2022 and identified a need for additional groundwater remediation and management measures. In the third quarter of 2022, the Company engaged the Zhangzhou Institute of Physical Chemistry and Earth to prepare a detailed plan of operations to address groundwater concerns. In the fourth quarter, the Company also engaged an environmental protection consultancy to evaluate seepage issues related to the tailing pond treatment facility.

In light of the continued strength of gold prices during the first three months of 2023, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
March 30, 2023	*	*
December 31, 2022	*	*
September 30, 2022	*	*
June 30, 2022	*	*
March 31, 2022	*	*
December 31, 2021	*	*
September 30, 2021	*	*
June 30, 2021	*	*
March 31, 2021	*	*
December 31, 2020	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2023, the shareholders’ list showed 193 registered shareholders with 110,411,348 common shares outstanding.

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

Convertible Securities

As of December 31, 2022, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2022.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2023 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

The funds raised would be used to:

1.	upgrade tailings pond and water treatment facility;
2.	design and implement groundwater remediation and protection measures;
3.	extend and expand permitted mining area of Xinzhou Gold to access higher concentrate ore veins;
4.	resume ore exploration and extraction activities;
5.	re-start the mill;

6.	re-test the mill;
7.	develop expansion plans for our plant capacity;
8.	drill additional holes near the concentration plant; and
9.	undertake at least three deep drill holes in the permitted area to re-commence greater milling operations as soon as possible.

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

Cash Requirements

We raised net cash of $52,703 in our financing activities during the year ended December 31, 2022 compared to $58,489 raised during the year ended December 31, 2021.  We had current assets of $13,708 (consisting of cash) as at December 31, 2022, and current liabilities of $10,329,353. This compares to current assets of $29,782 (consisting of cash) as at December 31, 2021, and current liabilities of $10,548,025.  Our working capital deficit as at December 31, 2022 was $10,315,645, compared to $10,518,243 as at December 31, 2021.

In order to execute our business plan over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
Implementation of Environmental Planning, Remediation, and Protection Measures	1,000,000
Restart mill and mining related operations	3,000,000
General, Administrative Expenses	100,000
Consulting & Permit Fees	150,000
Contingency	250,000

Total	4,500,000

In light of our nominal cash resources, we expect that we will be required to raise approximately $4,500,000 in order to execute our proposed business plan during fiscal 2023.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2022 and 2021, which are included herein.

Our operating results for the years ended December 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

General and administration	$70,004	$63,062
Gain on sale of assets	$(262)	$(25,261)
Interest expense	$(513,675)	$(532,023)
Other income (expense)	$110	$43

Net loss	$(583,307)	$(569,781)

Our financial statements report a net loss of $583,307 for the year ended December 31, 2022 as compared to a net loss of $569,781 for the year ended December 31, 2021, representing an increase of 2.37% during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2022 were $69,742 compared to $37,801 for the year ended December 31, 2021.

Our interest expense for the year ended December 31, 2022 was $513,675 compared to $532,023 during fiscal 2021.

Liquidity and Financial Condition

Working Capital

	At December 31, 2022	At December 31, 2021
Current assets	$13,708	$29,782
Current liabilities	10,329,353	10,548,025
Working deficit	$(10,315,645)	$(10,518,243)

As of December 31 2022, we had accumulated losses of approximately $21,345,909 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(75,389)	$(108,130)
Net cash provided by investing activities	290	82,301
Net cash provided by financing activities	52,703	58,489
Foreign currency translation	(6,322)	(6,134)
Net increase (decrease) in cash	$(16,074)	$26,526

Operating Activities

Net cash used in operating activities was $75,389 for the year ended December 31, 2022 compared to $108,130 used in operating activities for the year ended December 31, 2021, representing a decrease of 30%.

Investing Activities

Net cash provided by investing activities was $290 for the year ended December 31, 2022 compared to $82,301 gained in operating activities for the year ended December 31, 2021. Proceeds from investing activities during 2021 were derived from the sale of fully impaired property and equipment during that year. No significant property or equipment was sold during 2022.

Financing Activities

Net cash provided by financing activities was $52,703 for the year ended December 31, 2022 compared net cash provided by financing activities of $58,489 for the year ended December 31, 2021. Proceeds from financing activities during both years were from short-term operating loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2022, the Company had accumulated losses of $21,345,909, since inception and had a working capital deficit of $10,315,645. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhen Ding Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources Inc. (“the Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S generally accepted accounting principles.

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

Going Concern Assessment

As described in Note 3 to the consolidated financial statements and in the going concern paragraph above, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to date. For the year ended December 31, 2022, and 2021, the Company incurred net losses of USD 583,307 and USD 569,781, respectively. As of December 31, 2022, and 2021, the accumulated deficit amounted to USD 21.34 million and USD 20.91 million, respectively and the current liabilities exceeded the current assets in the amount of USD 10.3 million and USD 10.5 million, respectively.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included verifying with certain stockholders about their commitment to financially support the Company for the next twelve months from December 31, 2022.

TPS Thayer, LLC

We have served as the Company’s auditor since 2020.

Sugar Land, Texas

March 30, 2023

Zhen Ding Resources Inc.

Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of December 31, 2022 and December 31, 2021

	December 31,	December 31,
	2022	2021
Assets

Current Assets:
Cash and cash equivalents	$13,708	$29,782
Total current assets	$13,708	$29,782

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$400,755	$403,695
Accounts payable and accrued liabilities-related parties	5,555,132	5,482,809
Deferred revenue	131,462	142,251
Due to related parties	776,295	840,005
Short-term debt	154,500	154,500
Short-term debt-related parties	3,311,209	3,524,765
Total current liabilities	10,329,353	10,548,025

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	557,392	7,272
Accumulated deficit	(21,345,909)	(20,910,525)
Total deficit attributable to Zhen Ding Resources Inc.	(7,095,825)	(7,210,561)
Non-controlling interests	(3,219,820)	(3,307,682)

Total Stockholders’ deficit	(10,315,645)	(10,518,243)

Total liabilities and Stockholders’ deficit	$13,708	$29,782

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In US Dollars, except for number of shares)

For the years ended December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Operating expenses:
General and administrative	$70,004	$63,062
Gain on sale of assets	(262)	(25,261)

Total operating expenses	69,742	37,801

Operating loss	(69,742)	(37,801)

Other expense:
Interest expenses	(513,675)	(532,023)
Other income (expenses)	110	43

Net loss	(583,307)	(569,781)

Loss attributable to non-controlling interests	147,923	150,169

Net loss attributable to Zhen Ding Resources Inc.	$(435,384)	$(419,612)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(583,307)	$(569,781)
Other comprehensive income (loss):
Foreign currency translation adjustments	785,905	(231,617)
Total comprehensive gain(loss)	202,598	(801,398)
Comprehensive loss attributable to non-controlling interest	(87,862)	219,655
Comprehensive gain (loss) attributable to Zhen Ding Resources Inc.	$290,460	$(1,021,053)

The accompanying notes are an integral part of these consolidated financial statement

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

(In US Dollars)

For the years ended December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(583,307)	$(569,781)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(262)	(25,261)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(27,544)	(37,775)
Accounts payable and accrued liabilities-related parties	535,724	524,687
Net cash used in operating activities	(75,389)	(108,130)

Cash flows from investing activities
Proceeds on sale of property and equipment	290	82,301
Net cash provided by investing activities	290	82,301

Cash flows from financing activities
Proceeds from borrowings on short-term debt	-	84,000
Proceeds from borrowings on short-term debt – related parties	52,703	(25,511)
Net cash provided by financing activities	52,703	58,489

Foreign currency translation	6,322	(6,134)

Net change in cash	(16,074)	26,526

Cash and cash equivalents - beginning of the period	29,782	3,256

Cash and cash equivalents - end of the period	$13,708	$29,782

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

(in US Dollars, except for shares)

For the years ended December 31, 2022 and 2021

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment gain	-	-	-	-	550,120	-	235,785	785,905
Net loss	-	-	-	-	-	(435,384)	(147,923)	(583,307)

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2020	$110,411,348	11,041	$13,687,082	$(5,431)	$169,403	$(20,490,913)	$(3,088,027)	$(9,716,845)
Foreign currency translation adjustment loss	-	-	-	-	(162,131)	-	(69,486)	(231,617)
Net loss	$-	-	-	-	-	(419,612)	(150,169)	(569,781)

Balances, December 31, 2021	110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

(in US Dollars, except for number of shares)

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

Note 2. Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform with U.S. generally accepted accounting principles in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2022 and 2021, the Company had aggregate foreign currency translation gains (loss) of $785,905 and ($231,617), respectively.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of December 31, 2022. The Company is not currently under audit by any tax jurisdiction.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, accounts payable, short term debt and short term debt – related parties, approximated their fair values as of December 31, 2022 and 2021, due to their short-term nature.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2022 through March 30, 2023 the financial statements were issued for disclosure consideration.

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

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The Company does not expect the standard to have a significant impact on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2022, the Company had accumulated losses of $21,345,909 since inception and had a working capital deficit of $10,315,645 and negative cash flows from operations of $75,389. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2022 and December 31, 2021:

Issuance date	Maturity	Interest Rate	12.31.2022	12.31.2021
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13, 2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense and accrued interest of $20,953 and $13,591 respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of December 31, 2022 and December 31, 2021, the Company had payables of $776,295 and $840,005, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2022 and December 31, 2021, the Company had short-term debts to related parties of $3,311,209 and $3,524,765, respectively. The details of the loans are described as below.

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18, 2015
Total		$3,311,209

At December 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,789,697	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	338,185	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,481	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015
Total		$3,524,765

As of December 31, 2022 and December 31, 2021, the Company had accrued interest payable to the related parties of $5,555,132 and $5,482,809, respectively. For the periods ended December 31, 2022 and 2021, the Company recorded interest expense of $492,722 and $518,432, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2022 and 2021, the Company had accounts payable of $184,684and $195,012 respectively. As of December 31, 2022 and 2021 the Company had accrued liabilities of $216,072 and $208,683.

Note 7. Deferred Revenues

As of December 31, 2022 and December 31, 2021, the Company had deferred revenue of $131,462 and $142,251 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. Gain on Sale Assets

In the first quarter 2022, JXZD sold a certain vehicle $262 which was fully impaired in 2015.

Note 10. Income Taxes

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2022 and 2021

	December 31,2022	December 31,2021

Tax benefit (recovery) at effective tax rate (21%)	122,400	88,100
Change in valuation reserve	(122,400)	(88,100)
Tax provision (recovery), net	0	0

As of December 31, 2022, the Company had approximately $21.4 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2022	December 31, 2021
Net operating loss carry forwards available at effective tax rate (21%)	4,513,700	4,391,300
Valuation Allowances	(4,513,700)	(4,391,300)
Deferred Tax Asset	0	0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $3.4 million at December 31, 2022. The Company did not utilize any NOL deductions for the full fiscal year ended December 31, 2022.

Note 11. – COVID-19

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

Note 12. Subsequent Events

The Company does not have any events subsequent to December 31, 2022 through March 30, 2023 the date the financial statements were issued for disclosure consideration.

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

As of December 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our sole officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tu, Wen Mei	President, Chief Executive Officer, Treasurer, Secretary and Director	71	August 13, 2012
Zhou, Qiang	Director	75	August 13, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

During the year ended December 31, 2022, and subsequently, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2022 and 2021; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wen Mei Tu President, CEO, Treasurer, Secretary and Director	2022 2021	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2022 we did not grant any stock options.

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

The following table sets forth, as of March 29, 2023 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholders Holding over 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	7.60%
Zhi Bin Zhou(4) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(5) Common Shares	6.33%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	8.07%
Shareholders Holding Over 5%	24,319,233 Common Shares	22%

Directors and Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu 7308 Rostand Brossard Quebec J4X 2R6 Canada	29,939,100 Common Shares	27.11%
Qiang Zhou(6) No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,100,000(7) Common Shares	4.6%
Directors and Executive Officers as a Group	35,039,100 Common Shares	31.73%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2023. As of March 29, 2023there were 110,411,348 common shares of our company’s common stock issued and outstanding.

(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.

(3)	Includes 2,200,000 common shares held by his spouse Ms. Wei.

(4)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.

(5)	Includes 1,000,000 common shares held by his spouse Ms. Yan Ling Zhao.

(6)	Qiang Zhou was appointed as a Director of our Company on August 13, 2012.

(7)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2022 and December 31, 2021, the Company had payables of $776,295 and $840,005, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2022 and December 31, 2021, the Company had short-term debts to related parties of $3,311,209 and $3,524,765, respectively. The details of the loans are described as below.

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18, 2015
Total		$3,311,209

 At December 31, 2021:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,789,697	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	16,475	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,845	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	338,185	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,481	15%	August 31, 2014	August 31, 2015
Victor Sun	Consultant & shareholder of ZDRI	50,282	0%	January 1, 2013	On Demand

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	313,800	15%	December 18, 2012	December 18, 2015
Total		$3,524,765

As of December 31, 2022 and December 31, 2021, the Company had accrued interest payable to the related parties of $5,555,132 and $5,482,809, respectively. For the periods ended December 31, 2022 and 2021, the Company recorded interest expense of $492,722 and $518,432, respectively. The Company has received no demands for repayment of matured debt instruments.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees	$35,000	$35,0000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$35,000

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: March 30, 2023	/s/Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2023	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: March 30, 2023	/s/ Qiang Zhou
Qiang Zhou
Director

