Form 10-Q
period 2023-03-31
ZHEN DING RESOURCES INC.
filed 2023-05-17
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,411,348 common shares issued and outstanding as of May 17, 2023

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023 (Unaudited)	2022 (Audited)
Assets

Current Assets:
Cash	$10,740	$13,708
Total current assets	$10,740	$13,708

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$409,845	$400,755
Accounts payable and accrued liabilities-related parties	5,700,503	5,555,132
Deferred revenue	132,006	131,462
Due to related parties	779,507	776,295
Short-term debt	154,500	154,500
Short-term debt-related parties	3,338,006	3,311,209
Total current liabilities	10,514,367	10,329,353

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	528,941	557,392
Accumulated deficit	(21,449,702)	(21,345,909)
Total deficit attributable to Zhen Ding Resources Inc.	(7,228,069)	(7,095,825)
Non-controlling interests	(3,275,558)	(3,219,820)

Total Stockholders’ deficit	(10,503,627)	(10,315,645)

Total liabilities and Stockholders’ deficit	$10,740	$13,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2023 and March 31, 2022

(Unaudited)

	March 31, 2023	March 31, 2022
Operating expenses:
General and administrative	$12,364	$19,748
Gain on sale of assets	-	(279)

Total operating expenses	12,364	19,469

Operating loss	(12,364)	(19,469)

Other expense:
Interest expenses	(127,838)	(135,444)

Net loss	(140,202)	(154,913)

Loss attributable to non-controlling interests	36,409	39,196

Net loss attributable to Zhen Ding Resources Inc.	$(103,793)	$(115,717)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(140,202)	$(154,913)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47,780)	(52,260)
Total comprehensive loss	(187,982)	(207,173)
Comprehensive loss attributable to non-controlling interest	55,738	54,873
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(243,720)	$(262,046)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and March 31, 2022

(Unaudited)

	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(140,202)	$(154,913)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	-	(279)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,090	61,198
Accounts payable and accrued liabilities-related parties	120,927	74,646
Net cash used in operating activities	(10,185)	(19,348)

Cash flows from investing activities
Payments for the purchase of fixed assets	-	279
Net cash provided (used) for investing activities	-	279

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	13,500	(819)
Net cash provided by financing activities	13,500	(819)

Foreign currency translation	(6,283)	3,245

Net change in cash	(2,968)	(16,643)

Cash - beginning of the period	13,708	29,782

Cash - end of the period	$10,740	$13,139

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the periods ended March 31, 2023 and March 31, 2022

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Foreign currency translation adjustment	-	-	-	-	(28,451)	-	(19,329)	(47,780)
Net loss	-	-	-	-	-	(103,793)	(36,409)	(140,202)

Balances, March 31, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$528,941	$(21,449,702)	$(3,275,558)	$(10,503,627)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	(36,583)	-	(15,677)	(52,260)
Net loss	$-	-	-	-	-	(115,717)	(39,196)	(154,913)

Balances, March 31, 2022	110,411,348	11,041	$13,687,082	$(5,431)	$(29,311)	$(21,026,242)	$(3,362,555)	$(10,725,416)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 30, 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2023 and 2022, the Company had aggregate foreign currency translation gains (loss) of ($47,780) and ($52,260), respectively.

Cash

Cash consists of amounts denominated in US dollars. The Company does not, at any time, maintain cash in deposit accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, the Company had no cash equivalents.

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

The Company follows the FASB guidance for how uncertain tax positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of March 31, 2023. The Company is not currently under audit by any tax jurisdiction. The Company’s open taxes years are from 2018 to 2022.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, , due to related parties, short term debt and short term debt – related parties, approximated their fair values as of March 31, 2023 and December 31, 2022, due to their short-term nature.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted January 1, 2022 and noted no impact on its consolidated financial statements.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2023, the Company had accumulated losses of $21,449,702 since inception and had a working capital deficit of $10,503,627. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2023 and December 31, 2022:

Issuance date	Maturity	Interest Rate	03.31.2023	12.31.2022
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13, 2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense and accrued interest of $4,635 and $4,635, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2023 and December 31, 2022, the Company had payables of $779,507 and $776,295, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2023 and December 31, 2022, the Company had short-term debts to related parties of $3,338,006 and $3,311,209, respectively. The details of the loans are described as below.

 At March 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,588,782	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,288	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,280	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	313,829	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,345	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	291,200	15%	December 18, 2012	December 18, 2015
Total		$3,338,006

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18, 2015
Total		$3,311,209

As of March 31, 2023, and December 31, 2022, the Company had accrued interest payable to the related parties of $5,700,503 and $5,555,132, respectively. For the periods ended March 31, 2023, and 2022, the Company recorded interest expenses of $153,682 and $135,444, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of March 31, 2023 and December 31, 2022, the Company had accounts payable of $189,003 and $184,684 respectively. As of March 31, 2023, and December 31, 2022, the Company had accrued liabilities of $220,842 and $216,072.

Note 7. Deferred Revenues

As of March 31, 2023 and December 31, 2022, the Company had deferred revenue of $132,006 and $131,462 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. – COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report .Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2023.

Note 10. Subsequent Events

The Company does not have any events subsequent to March 31, 2023 through May 17, 2023 the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Three Months Ended March 31, 2023

In light of the continued strength of gold prices during the first quarter of 2023, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

During the first quarter of 2023 the Company collaborated with a local mining school to provide student training.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Percentage Increase (Decrease) Between Three Month Periods Ended March 31, 2023 and March 31, 2022
General and administrative	$12,364	$19,748	(37.39)%
Gain on sale of assets	$-	$(279)	(100)
Interest Expense	$127,838	$135,444	(5.61)%
Net loss	$140,202	$154,913	(9.49)%

We did not earn any revenues during the three months ended March 31, 2023 or 2022.

We had a net loss of $140,202 for the three months ended March 31, 2023, representing a 9.49% decrease from our net loss of $154,913 for the three months ended March 31, 2022. The change in our results over the two periods corresponded with decreases in our general & administrative expense and interest expense during 2023.

Liquidity and Capital Resources

Working Capital

	At March 31, 2023	At December 31, 2022
Current assets	$10,740	$13,708
Current liabilities	$10,514,367)	$10,329,353)
Working capital deficit	$(10,503,627)	$(10,315,645)

As of March 31, 2023, we had current assets of $10,740 consisting of cash and cash equivalents, current liabilities of $10,514,367 and a working capital deficit of $10,503,627. This compares to our current assets of $13,708 (consisting of cash and cash equivalents), current liabilities of $10,329,353, and working capital deficit of $10,315,645 as of December 31, 2022. The decrease in cash and increase in liabilities during the most recent period corresponded with an increase in short-term debt, and in accounts payable to third parties and to related parties.

As of March 31, 2023, we had accumulated losses of $21,449,702 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2023		2022
Net cash from (used in) operating activities		$(10,185)	$(19,348)
Net cash provided by investing activities	$		279
Net cash provided by (used in) financing activities		$13,500	$(819)
Net increase (decrease) in cash during period		$(2,968)	$(16,643)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $10,185, a 47.33% decrease from the $19,348 in net cash gained from operating during the three months ended March 31, 2022. The decrease corresponded with an overall decrease in account payable and accrued liabilities during the most recent period. During the three months ended March 31, 2023 and 2022, we had no sales and did not purchase any raw materials.

Investing Activities

No cash was received from or used in investing activities during the three months ended March 31, 2023.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2023 was $13,500, which was a 1,548.35% increase from the $819 cash used in financing activities during the three months ended March 31, 2022. The increase was a result of an increase is short-term loans from related parties received during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2023 is as follows:

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 17, 2022	/s/ Wen Mei Tu
Wen Mei Tu
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

