Form 10-Q
period 2023-06-30
ZHEN DING RESOURCES INC.
filed 2023-08-10
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,411,348 common shares issued and outstanding as of August 10, 2023

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim condensed financial statements for the six month period ended June 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets

Current Assets:
Cash	$10,922	$13,708
Total current assets	$10,922	$13,708

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$397,722	$400,755
Accounts payable and accrued liabilities-related parties	5,518,804	5,555,132
Deferred revenue	125,025	131,462
Due to related parties	738,284	776,295
Short-term debt	154,500	154,500
Short-term debt-related parties	3,195,847	3,311,209
Total current liabilities	10,130,182	10,329,353

Stockholders’ deficit:
Common stock, 150,000,000 authorized, $0.0001 par value, 110,410,348 shares issued and outstanding	11,041	11,041
Additional paid-in capital	13,687,082	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	904,996	557,392
Accumulated deficit	(21,567,050)	(21,345,909)
Total deficit attributable to Zhen Ding Resources Inc.	(6,969,362)	(7,095,825)
Non-controlling interests	(3,149,898)	(3,219,820)

Total Stockholders’ deficit	(10,119,260)	(10,315,645)

Total liabilities and Stockholders’ deficit	$10,922	$13,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
General and administrative	27,547	29,260	39,911	49,008
Gain on sale of assets	-	6	-	(273)

Total operating expenses	27,547	29,266	39,911	48,735

Operating loss	(27,547)	(29,266)	(39,911)	(48,735)

Other expenses
Interest expenses	(125,351)	(130,289)	(253,189)	(265,733)
Other income	43	114	43	114

Total expenses	(152,855)	(159,441)	(293,057)	(314,354)

Net loss	(152,855)	(159,441)	(293,057)	(314,354)

Loss attributable to non-controlling interests	35,507	37,586	71,916	76,782

Net loss attributable to Zhen Ding Resources Inc.	$(117,348)	$(121,855)	$(221,141)	$(237,572)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,411,348	110,411,348	110,411,348	110,411,348

Comprehensive loss:
Net loss	$(152,855)	$(159,441)	$(293,057)	$(314,354)
Other comprehensive income (loss):
Foreign currency translation adjustments	537,222	555,306	489,442	503,046
Total comprehensive income (loss)	384,367	395,865	196,385	188,692
Comprehensive income (loss) attributable to non-controlling interest	(125,660)	(129,010)	(69,922)	(74,137)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$510,027	$524,875	$266,307	$262,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(293,057)	$(314,354)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	11,681	(6,534)
Accounts payable and accrued liabilities-related parties	229,065	299,729
Net cash used in operating activities	(52,311)	(21,159)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	41,850	25,000
Net cash provided by financing activities	41,850	25,000

Foreign currency translation	7,675	(11,092)

Net change in cash	(2,786)	(7,251)

Cash - beginning of the period	13,708	29,782

Cash - end of the period	$10,922	$22,531

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Changes of Stockholders’ Deficit

For the three months ended June 30, 2023 and 2022

(Unaudited)

Three months ended June 30, 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$528,941	$(21,449,702)	$(3,275,558)	$(10,503,627)
Foreign currency translation adjustment	-	-	-	-	376,055	-	161,167	537,222
Net loss	$-	-	-	-	-	(117,348)	(35,507)	(152,855)

Balances, June 30, 2023	110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$(29,311)	$(21,026,242)	$(3,362,555)	$(10,725,416)
Foreign currency translation adjustment	-	-	-	-	388,710	-	166,596	555,306
Net loss	-	-	-	-	-	(121,855)	(37,586)	(159,441)

Balances, June 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Changes of Stockholders’ Deficit

For the six months ended June 30, 2023 and 2022

(Unaudited)

Six Months Ended June 30, 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Foreign currency translation adjustment	-	-	-	-	347,604	-	141,838	489,442
Net loss	-	-	-	-	-	(221,141)	(71,916)	(293,057)

Balances, June 30, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)

Six Months Ended June 30, 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	352,127	-	150,919	503,046
Net loss	$-	-	-	-	-	(237,572)	(76,782)	(314,354)

Balances, June 30, 2022	110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 30, 2023. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2023 and 2022, the Company had aggregate foreign currency translation gains (loss) of $489,442 and $503,046, respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of June 30, 2023. The Company is not currently under audit by any tax jurisdiction.

Fair Values of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1- Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets.

•	Level 2- Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3- Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

The estimated fair values of certain financial instruments, including cash, due to related parties, short term debt and short term debt – related parties approximates their carrying values because of the short-term nature of these instruments and for the use of implicit interest rates. The notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted January 1, 2022 and there is no impact on the condensed consolidated financial statements.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2023, the Company had accumulated losses of $21,567,050 since inception and had a working capital deficit of $10,119,260. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2023 and December 31, 2022:

	Maturity	Interest Rate	June 30, 2023	December 31, 2022
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2023 and 2022, the Company recorded interest expense and accrued interest of $9,270 and $9,270, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of June 30, 2023 and December 31, 2022, the Company had payables of $738,284 and $776,295, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2023 and December 31, 2022, the Company had short-term debts to related parties of $3,195,847 and $3,311,209, respectively. The details of the loans are described as below.

 At June 30, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,451,875	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,480	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,895	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	297,232	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	7,933	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	275,800	15%	December 18, 2012	December 18,2015
Total		$3,195,847

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18,2015
Total		$3,311,209

As of June 30, 2023 and December 31, 2022, the Company had accrued interest payable to the related parties of $5,518,804 and $5,555,132, respectively. For the periods ended June 30, 2023 and 2022, the Company recorded interest expense of $253,189 and $265,733, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of June 30, 2023 and December 31, 2022, the Company had accounts payable of $179,726 and $184,683 respectively. As of June 30, 2023 and December 31, 2022 the Company had accrued liabilities of $217,996 and $216,072.

Note 7. Deferred Revenues

As of June 30, 2023 and December 31, 2022, the Company had deferred revenue of $125,025 and $131,462 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 10. Subsequent Events

The Company does not have any events subsequent to June 30, 2023 through August 10, 2023 the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Six Months Ended June 30, 2023

In light of the continued strength of gold prices during the first six months of 2023, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2022 and 2023
General and administrative	$27,547	$29,260	(5.85)%
Gain on the sale of assets	$-	$6	-
Interest expense	$125,351	$130,289	(3.79)%
Other income	$(43)	$(114)	62.28%
Net loss	$152,855	$159,441	(4.13)%

We had not earned any revenues in the three months ended June 30, 2023 and 2022. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities

We had a net loss of $152,855 for the three months ended June 30, 2023, representing a 4.13% decrease from our net loss of $159,441 for the three months ended June 30, 2022. The change in our results over the two periods is a result of decrease in our general and administrative expense and interest expense during 2023.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2022 and June 30, 2023
General and administrative	$39,911	$49,008	(18.56)%
Gain on the sale of assets	$-	$(273)	-
Interest expense	$253,189	$265,733	(4.72)%
Other income	$(43)	$(114)	62.28%
Net loss	$293,057	$314,354	(6.77)%

We had not earned any revenues during the six months ended June 30, 2023 and 2022. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $293,057 for the six months ended June 30, 2023, representing a 6.77% decrease from our net loss of $314,354 for the six months ended June 30, 2022. The change over the two periods is a result of decreases in our general and administrative expense and interest expense during 2023.

Liquidity and Capital Resources

Working Capital

	At June 30, 2023	At December 31, 2022
Current assets	$10,922	$13,708
Current liabilities	10,130,182	10,329,353
Working capital deficit	$10,119,260	$10,315,645

As of June 30, 2023, we had current assets of $10,922 consisting of cash and cash equivalents, current liabilities of $10,130,182 and a working capital deficit of $10,119,260. This compares to our current assets of $13,708 consisting of cash and cash equivalents, current liabilities of $10,329,353, and working capital deficit of $10,315,645 as of December 31, 2022. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2023, we had accumulated and other comprehensive losses of $21,567,050 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(52,311)	$(21,159)
Net cash provided by financing activities	$41,850	$25,000
Net change in cash during period	$(2,786)	$(7,251)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $(52,311), a 147.23% decrease from the $(21,159) in net cash outflow during the six months ended June 30, 2022. The decrease resulted from decreases in general and administrative expense and accrued interest during the most recent period. During the six months ended June 30, 2023 and 2022, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was $41,850 which was a 67.40% increase from the $25,000 cash provided by financing activities during the six months ended June 30, 2022. The increase was a result of increased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2023 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2023 and 2024.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Effective May 5, 2023, Wen Mei Tu resigned as President, Treasurer, Secretary and Director of the Company. Ms. Tu’s resignation was not related to any disagreement with the Company regarding its operations, policies or practices.

Also effective May 5, 2023, we appointed Victor I.H. Sun, as President, Treasurer, Secretary and Director of the Company.

Mr. Sun is by profession an engineer with over 50 years of engineering and management experience of which 14 years were with Lafarge Cement, where he directed the design of control and automation systems for all new and rehabilitation projects. Prior to co-founding Asia Pacific Concrete Inc. he worked for Monenco Agra as the instrumentation discipline engineer on the Hibernia Offshore Platform Project. Starting during his employment with Lafarge Cement and continuing to date, his experience in developing business in China dates back over forty years. He was a co-founder and vice-president of Sino-Canadian Resources Inc. in 1995, a Canadian gold company operating in China. He was President and CEO of AVIC Technologies Ltd, from 2001 to 2003, an NASD Bulletin Board listed company. He was also a director of IVG Enterprises Ltd., a China investment holding company listed on the TSX Venture Exchange. He continues to build relations with Chinese contacts and has been instrumental in developing many joint venture projects in China. Mr. Sun is 80 years of age.

There are no family relationships between Mr. Sun and any director or executive officer of the Company.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 10, 2023	/s/Victor I.H. Sun
Victor I.H. Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

