Form 10-Q
period 2023-09-30
ZHEN DING RESOURCES INC.
filed 2023-11-16
CIK 1594204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,737,348 common shares issued and outstanding as of November 16, 2023

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023 (Unaudited)	2022 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$8,377	$13,708
Total current assets	$8,377	$13,708

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$464,779	$400,755
Accounts payable and accrued liabilities-related parties	5,540,967	5,555,132
Deferred revenue	124,299	131,462
Due to related parties	734,000	776,295
Short-term debt	154,500	154,500
Short-term debt-related parties	3,190,468	3,311,209
Total current liabilities	10,209,013	10,329,353

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,737,348 and 110,411,348 shares issued and outstanding, respectively	11,074	11,041
Additional paid-in capital	14,365,129	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	944,794	557,392
Accumulated deficit	(22,348,858)	(21,345,909)
Total deficit attributable to Zhen Ding Resources Inc.	(7,033,292)	(7,095,825)
Non-controlling interests	(3,167,344)	(3,219,820)

Total Stockholders’ deficit	(10,200,636)	(10,315,645)

Total liabilities and Stockholders’ deficit	$8,377	$13,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
General and administrative	694,114	17,945	734,025	66,939
Gain on sale of assets	-	6	-	(267)

Total operating expenses	694,114	17,951	734,025	66,672

Operating loss	(694,114)	(17,951)	(734,025)	(66,672)

Other expenses
Interest expenses	122,195	125,421	375,384	391,168
Other income	1	2	(42)	(112)

Total expenses	(816,310)	(143,374)	(1,109,367)	(457,728)

Net loss	(816,310)	(143,374)	(1,109,367)	(457,728)

Loss attributable to non-controlling interests	34,502	36,121	106,418	112,903

Net loss attributable to Zhen Ding Resources Inc.	$(781,808)	$(107,253)	$(1,002,949)	$(344,825)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,546,000	110,411,348	110,456,725	110,411,348

Comprehensive loss:
Net loss	$(816,310)	$(143,374)	$(1,109,367)	$(457,728)
Other comprehensive income (loss):
Foreign currency translation adjustments	56,854	584,091	546,296	1,087,137
Total comprehensive income (loss)	(759,456)	440,717	(563,071)	629,409
Comprehensive income (loss) attributable to non-controlling interest	17,446	(139,111)	52,476	(213,248)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(742,010)	$301,606	$(510,595)	$416,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30,	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,109,367)	$(457,728)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	678,080	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	80,397	(44,914)
Accounts payable and accrued liabilities-related parties	285,377	406,333
Net cash used in operating activities	(65,513)	(96,309)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	53,850	40,103
Net cash provided by financing activities	53,850	40,103

Foreign currency translation	6,332	37,136

Net change in cash	(5,331)	(19,070)

Cash and cash equivalents - beginning of the period	13,708	29,782

Cash and cash equivalents - end of the period	$8,377	$10,712

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine months ended September, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Stock based compensation	326,000	33	678,047	-	-	-	-	678,080
Foreign currency translation adjustment	-	-	-	-	387,402	-	158,894	546,296
Net loss	-	-	-	-	-	(1,002,949)	(106,418)	(1,109,367)

Balances, September 30, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$944,794	$(22,348,858)	$(3,167,344)	$(10,200,636)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	760,986	-	326,151	1,087,137
Net loss	$-	-	-	-	-	(344,825)	(112,903)	(457,728)

Balances, September 30, 2022	110,411,348	11,041	$13,687,082	$(5,431)	$768,258	$(21,255,350)	$(3,094,434)	$(9,888,834)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)
Stock based compensation	326,000	33	678,047	-	-	-	-	678,080
Foreign currency translation adjustment	-	-	-	-	39,798	-	17,056	56,854
Net loss	$-	-	-	-	-	(781,808)	(34,502)	(816,310)

Balances, September 30, 2023	110,737,348	11,074	$14,365,129	$(5,431)	$944,794	$(22,348,858)	$(3,167,344)	$(10,200,636)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$359,399	$(21,148,097)	$(3,233,545)	$(10,329,551)
Foreign currency translation adjustment	-	-	-	-	408,859	-	175,232	584,091
Net loss	-	-	-	-	-	(107,253)	(36,121)	(143,374)

Balances, September 30, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$768,258	$(21,255,350)	$(3,094,434)	$(9,888,834)

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

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2022 and notes thereto. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2023

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the condensed consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2023 and 2022, the Company had aggregate foreign currency translation gains (loss) of $546,296 and $1,087,137, respectively.

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

The Company follows the FASB guidance for how uncertain tax positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of September 30, 2023. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of September 30, 2023 and December 31, 2022, due to their short-term nature.

Non-controlling Interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our condensed consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted January 1, 2022and there is no impact on the condensed consolidated financial statements.

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

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2023, the Company had accumulated losses of $22,348,858 since inception and had a working capital deficit of $10,200,636. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2023 and December 31, 2022:

Issuance date	Maturity	Interest Rate	09.30.2023	12.31.2022
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $375,384 and $391,168, respectively and is included in interest expense in the condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, the Company recorded interest expense of $122,195 and $125,421 respectively.

Note 5. Related Party Transactions

Accounts payable

As of September 30, 2023 and December 31, 2022, the Company had payables of $734,000 and $776,295, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2023 and December 31, 2022, the Company had short-term debts to related parties of $3,190,468 and $3,311,209, respectively. The details of the loans are described as below.

 At September 30, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,437,651	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,396	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,855	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,508	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,226	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 05, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,200	15%	December 18, 2012	December 18, 2015
Total		$3,190,468

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Short-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18, 2015
Total		$3,311,209

As of September 30, 2023 and December 31, 2022, the Company had accrued interest payable to the related parties of $5,540,967 and $5,555,132, respectively. For the periods ended September 30, 2023 and 2022, the Company recorded interest expense of $375,384 and $391,168, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of September 30, 2023 and December 31, 2022, the Company had accounts payable of $179,964 and $184,684 respectively. As of September 30, 2023 and December 31, 2022 the Company had accrued liabilities of $284,815 and $216,072.

Note 7. Issuance of Common Stock

On August 23, 2023 the Company issued 326,000 common shares for discretionary bonuses during the three months ended September 30, 2023.

Note 8. Deferred Revenues

As of September 30, 2023 and December 31, 2022, the Company had deferred revenue of $124,299 and $131,462 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 11. Subsequent Events

The Company does not have any events subsequent to September 30, 2023 through November 16, 2023, the date the financial statements were issued for disclosure consideration.

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

General Overview

We are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines, process the ores in our ore milling plant, and sell the ore concentrates to metal refineries.  Our only operating company is Zhen Ding JV, which engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchases metal ore in rock form from its joint venture partner, Xinzhou Gold, which has rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Our Corporate History and Structure

Our principal office is located at Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada J4Y 9C4.  The offices, located in a suburb of Montreal, are leased by verbal agreement, on a month-to-month basis, from Immeubles Wing Kei Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 15, 2018.

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

In the previous decade there was been a worldwide recovery in the price and interest in precious metals, minerals and industrial commodities. Such interest was fueled to a large degree by the economic awakening of the two most populous nations, China and India, and further bolstered by a sharp decline in the US dollar. A particular beneficiary of this revival was the market prices of gold, silver and copper. Thus, in early 2010, the business direction of our company changed to seek to profit from this revival, and we began to focus our acquisition search in that industry, particularly on companies engaged in the mining of gold, silver and copper.

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

The following illustrates our corporate and share ownership structure:

Our Current Business

Background and Historical Business

We conduct our operations exclusively through Zhen Ding JV, our majority-owned joint venture company. However, we continue to look for other attractive potential acquisition targets in the mining industry.

Our joint venture, Zhen Ding JV, is equipped to process ore mined by our joint venture partner Xinzhou Gold when in operation.  During operation, Zhen Ding JV purchases the ore in rock form from Xinzhou Gold and processes the ore into our final product, which is a gold, silver, lead, zinc and copper ore concentrate. We estimate that our processed product is 65% to 80% pure. The product is then sold to refineries, which further purify and separate the concentrate.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for Xinzhou Gold’s mine, known as the Wuxi Gold Mine.

We have historically purchased all of our raw material from Xinzhou Gold for our ore processing operation, and have relied solely on Xinzhou Gold for our supply of ores. The veins most recently excavated by Xinzhou Gold in the permitted areas of our mines are very low grade and, as such, the production was minimal. The higher yielding and therefore more profitable veins in the area of our processing plant run outside Xinzhou Gold’s former mining area boundaries. Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates. This downturn coincided with an overall economic recession in China and downturn in the global commodities market during fiscal 2015 through 2016. Our plant has subsequently remained idle, and Xinzhou Gold’s prospecting and mining licenses have lapsed.

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

Recent Activities

Since December 2022, our joint venture has partnered with the Guangzhou Institute of Geophysical Chemistry, a branch of the Chinese Academy of Sciences, and the 217 Institute of Geology in Anhui Province to carry out preliminary prospecting, research, and planning activities in preparation for an application to renew mining and processing permits. Students and faculty of the Chinese Academy of Sciences provide theoretical support and analysis, while the 271 Nuclear Engineering Company has carried out exploration project mapping and design. Xinzhou Gold has also engaged environmental consultants to laisse with The Environmental Protection Bureau of Jingxian County, Anhui Province regarding the renewal of our environmental licenses and permits.

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

Since idling our mineral processing plant, we have intermittently sought an investment of between $3,000,000 and $4,000,000, which we believe is required to resume our ore extraction and refinery activities. However, as at the date of this report we have not successfully secured any financing commitment. Due to the gradual recovery in global commodities markets during the fall of 2023, including the market for precious metals, we intend to resume our search to identify sources of equity financing required to complete permitting and resumption of our mineral extraction and refining operations. Meanwhile, our management has continued to identify and evaluate businesses opportunities and other strategic transactions with a view to diversifying our business and creating shareholder value.

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

We had a net loss of $816,310 from operations for the three month period ended September 30, 2023, compared to net loss of $143,374 from operations for the three month period ended September 30, 2022, due to issuance of stock based compensation during the period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2022 to Three Month Period Ended September 30, 2023
General and administrative	$694,114	$17,945	(3,102)%
Gain on sale of assets	-	6	-
Other (Income) Expense	1	2	(50)%
Interest expense	122,195	125,421	(2.57)%
Net loss	$816,310	$143,374	(386)%

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September, 2022

We did not earn any revenues in the nine months ended September 30, 2023 or September 30, 2022. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $1,109,367 for the nine month period ended September 30, 2023, which was 142% more than the net loss of $457,728 for the nine month period ended September 30, 2022.  The change in our results over the two periods is a result of stock based compensation issued in the period.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2022 to Nine Month Period Ended September 30, 2023
General and administrative	$734,025	$66,939	997%
Other (Income) Expense	(42)	(112)	62.5%
Interest expense	375,384	391,168	(4.04)%
Net loss	$1,109,367	$457,728	142%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2023 reflects current assets of $8,377 and a working capital deficit of $10,200,636. Our current assets consisted entirely of cash. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2023	At December 31, 2022
Current assets	$8,377	$13,708
Current liabilities	10,209,013	10,329,353
Working capital (deficit)	$(10,200,636)	$(10,315,645)

As of September 30, 2023, we had an accumulated deficit of $22,348,858 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) operating activities	$(65,513)	$(96,309)
Net cash provided by financing activities	53,850	40,103
Foreign currency translation	6,332	37,136
Net change in cash during period	$(5,331)	$(19,070)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $65,513, a 32% decrease from the $96,309 net cash outflow during the nine months ended September 30, 2022. The decrease was a result of stock based compensation expense an increase in accounts payable and accrued liabilities owed to related parties and non-related parties. During the nine months ended September 30, 2023 we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $53,850, which was a 34.28% increase from the $40,103 in cash provided by financing activities during the nine months ended September 30, 2022. The increase in cash provided was a result of an increase in related party loans during the fiscal 2023.

Plan of Operation

Our operating plan for the 12 months beginning October 1, 2023 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2023.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2023 and 2022, the Company had aggregate foreign currency translation gains (loss) of $546,296 and $1,087,137, respectively.

Non-controlling Interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the Company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the minority interest are included in our condensed consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 16, 2023	/s/Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

