Form 10-K
period 2023-12-31
ZHEN DING RESOURCES INC.
filed 2024-04-12
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y OC4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	438-882-4148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report).     Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

110,737,348 common shares as of April 12, 2024.

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

To The Extent That Our Assets Are Located In China, Payment of Any Dividends Or Proceeds From Liquidation Will Be Subject To The Regulation and Approval Of The Relevant Chinese Government Agencies.

If we pursue our plans to operate mainly in China, our assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, the liquidation of assets and distribution of proceeds from such liquidation are permitted, but are subject to special procedures and government approvals under relevant tax, accounting, corporate, creditor protection, insolvency, and foreign exchange laws and regulations. Any liquidation of our assets or distribution of liquidation proceeds by our PRC subsidiary(ies) will be subject, without limitation, to the settlement of any outstanding tax, environmental and regulatory obligations, to the settlement of outstanding obligations to creditors and employees, and to a rigorous audit and government approvals process. The aforementioned restrictions on the distribution liquidation proceeds are subject to periodic change and revision, and may significantly restrict or impede our ability to distribute any net proceeds from the sale of our assets in China to our parent company and shareholders. .

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

As of December 31, 2023, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

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

In 2010, an additional financial partner was admitted to the Wuxi Gold Project and committed to expending up to US$4,000,000 to firm up the mining tunnels, for additional drilling and building an ore processing (concentration) plant. From 2006 through 209, Zhen Ding JV spent approximately $27.5 million RMB (about US$4.3 million) in respect of the Wuxi Gold Project.

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

Recent Operations

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
April 1, 2024	*	*
December 31, 2023	*	*
September 30, 2023	*	*
June 30, 2023	*	*
March 31, 2023	*	*
December 31, 2022	*	*
September 30, 2022	*	*
June 30, 2022	*	*
March 31, 2022	*	*
December 31, 2021	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2024, the shareholders’ list showed 193 registered shareholders with 110,737,348 common shares outstanding.

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

Convertible Securities

As of December 31, 2023, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2023.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2024 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2024.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2023 and 2022, which are included herein.

Our operating results for the years ended December 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

General and administrative	$749,021	$70,004
Gain on sale of assets	$-	$(262)
Interest expense	$(498,120)	$(513,675)
Other income (expense)	$42	$110

Net loss	$(1,247,099)	$(583,307)

Our financial statements report a net loss of $1,247,099 for the year ended December 31, 2023 as compared to a net loss of $583,307 for the year ended December 31, 2022, representing an increase of 113.79% during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2023 were $749,021 compared to $69,742 for the year ended December 31, 2022.

Our interest expense for the year ended December 31, 2023 was $498,120 compared to $513,675 during fiscal 2022.

Liquidity and Financial Condition

Working Capital

	At December 31, 2023	At December 31, 2022
Current assets	$6,293	$13,708
Current liabilities	10,609,296	10,329,353
Working deficit	$(10,603,003)	$(10,315,645)

As of December 31 2023, we had accumulated losses of approximately $22,452,142 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$9,258	$(75,389)
Net cash provided by investing activities	-	290
Net cash provided by financing activities	66,764	52,703
Foreign currency translation	(83,437)	(6,322)
Net increase (decrease) in cash	$(7,415)	$(16,074)

Operating Activities

Net cash earned in operating activities was $9,258 for the year ended December 31, 2023 compared to $75,389 used in operating activities for the year ended December 31, 2022, representing a decrease of 112.28%.

Investing Activities

Net cash provided by investing activities was nil for the year ended December 31, 2023 compared to $290 provided by investing activities for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $66,764 for the year ended December 31, 2023 compared net cash provided by financing activities of $52,703 for the year ended December 31, 2022. Proceeds from financing activities during both years were from short-term operating loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2023, the Company had accumulated losses of $22,452,142, since inception and had a working capital deficit of $10,603,003. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Zhen Ding Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zhen Ding Resources Inc. (“the Company”), as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S generally accepted accounting principles.

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

Going Concern Assessment

As described in Note 3 to the consolidated financial statements and in the going concern paragraph above, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to date. For the year ended December 31, 2023, and 2022, the Company incurred net losses of USD 1,247,099 and USD 583,307, respectively. As of December 31, 2023, and 2022, the accumulated deficit amounted to USD 22.59 million and USD 21.34 million, respectively and the current liabilities exceeded the current assets in the amount of USD 10.6 million and USD 10.3 million, respectively.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included verifying with certain stockholders about their commitment to financially support the Company for the next twelve months from December 31, 2023.

 /s/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020.

Sugar Land, Texas

April 12, 2024

Zhen Ding Resources Inc.

Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of December 31, 2023 and December 31, 2022

	December 31,	December 31,
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$6,293	$13,708
Total current assets	$6,293	$13,708

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$480,912	$400,755
Accounts payable and accrued liabilities-related parties	5,807,460	5,555,132
Deferred revenue	127,654	131,462
Due to related parties	753,809	776,295
Short-term debt	154,500	154,500
Short-term debt-related parties	3,284,961	3,311,209
Total current liabilities	10,609,296	10,329,353

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,737,348 and 110,411,348 shares issued and outstanding	11,074	11,041
Additional paid-in capital	14,365,129	13,687,082
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	759,550	557,392
Accumulated deficit	(22,452,142)	(21,345,909)
Total deficit attributable to Zhen Ding Resources Inc.	(7,321,820)	(7,095,825)
Non-controlling interests	(3,281,183)	(3,219,820)

Total Stockholders’ deficit	(10,603,003)	(10,315,645)

Total liabilities and Stockholders’ deficit	$6,293	$13,708

The accompanying notes are an integral part of these consolidated financial statements

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Operating expenses:
General and administrative	$749,021	$70,004
Gain on sale of assets	-	(262)

Total operating expenses	749,021	69,742

Operating loss	(749,021)	(69,742)

Other expense:
Interest expenses	(498,120)	(513,675)
Other income (expenses)	42	110

Net loss	(1,247,099)	(583,307)

Loss attributable to non-controlling interests	140,866	147,923

Net loss attributable to Zhen Ding Resources Inc.	$(1,106,233)	$(435,384)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	110,527,458	110,411,348

Comprehensive loss:
Net loss	$(1,247,099)	$(583,307)
Other comprehensive income (loss):
Foreign currency translation adjustments	281,661	785,905
Total comprehensive loss	(965,438)	202,598
Comprehensive loss attributable to non-controlling interest	61,363	(87,862)
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(1,026,801)	$290,460

The accompanying notes are an integral part of these consolidated financial statements

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

(In US Dollars)

For the years ended December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,247,099)	$(583,307)
Gain on sale of property and equipment	-	(262)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	678,080	-
Accounts payable and accrued liabilities	80,157	(27,544)
Accounts payable and accrued liabilities-related parties	498,120	535,724
Net cash used in operating activities	9,258	(75,389)

Cash flows from investing activities
Proceeds on sale of property and equipment	-	290
Net cash provided by investing activities	-	290

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	66,764	52,703
Net cash provided by financing activities	66,764	52,703

Foreign currency translation	(83,437)	6,322

Net change in cash	(7,415)	(16,074)

Cash and cash equivalents - beginning of the period	13,708	29,782

Cash and cash equivalents - end of the period	$6,293	$13,708

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Stock based compensation	326,000	33	678,047	-	-	-	-	678,080
Foreign currency translation adjustment	-	-	-	-	202,158	-	79,503	281,661
Net loss	-	-	-	-	-	(1,106,233)	(140,866)	(1,247,099)

Balances, December 31, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2021	$110,411,348	11,041	$13,687,082	$(5,431)	$7,272	$(20,910,525)	$(3,307,682)	$(10,518,243)
Foreign currency translation adjustment	-	-	-	-	550,120	-	235,785	785,905
Net loss	$-	-	-	-	-	(435,384)	(147,923)	(583,307)

Balances, December 31, 2022	110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)

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

Basis of Presentation

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2023 and 2022, the Company had aggregate foreign currency translation gains (loss) of $281,661 and $785,905, respectively.

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

The Company follows the FASB guidance for how uncertain tax positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of December 31, 2023. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of December 31, 2023 and 2022, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2023, the Company had accumulated losses of $22,452,142 since inception and had a working capital deficit of $10,603,003. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2023 and 2022:

Issuance date	Maturity	Interest Rate	12.31.2023	12.31.2022
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense and accrued interest of $18,540 and $20,953 respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of December 31, 2023 and 2022, the Company had payables of $753,809 and $776,295, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2023 and 2022, the Company had short-term debts to related parties of $3,284,961 and $3,311,209, respectively. The details of the loans are described as below.

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18,2015
Total		$3,311,209

As of December 31, 2023 and 2022, the Company had accrued interest payable to the related parties of $5,807,460 and $5,555,132, respectively. For the periods ended December 31, 2023 and 2022, the Company recorded interest expense of $479,580 and $492,722, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2023 and 2022, the Company had accounts payable of $184,574 and $184,684 respectively. As of December 31, 2023 and 2022 the Company had accrued liabilities of $296,338 and $216,072.

Note 7. Issuance of Common Stock

On August 23, 2023 the Company issued 326,000 common shares for discretionary bonuses during the fiscal year ended December 31, 2023.

Note 8. Deferred Revenues

As of December 31, 2023 and 2022, the Company had deferred revenue of $127,654 and $131,462 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 9. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 10. Income Taxes

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022

	December 31,2023	December 31,2022

Tax provision (recovery) at effective tax rate (21%)	232,300	122,400
Change in valuation reserve	(232,300)	(122,400)
Tax provision (recovery), net	-	-

As of December 31, 2023, the Company had approximately $22.5 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carry forwards available at effective tax rate (21%)	474,500	242,100
Valuation Allowances	(474,500)	(242,100)
Deferred Tax Asset	-	-

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $474,000 at December 31, 2023. The Company is in the process of filing the Company tax returns for the open years 2021 through 2023.

Note 11. Revision

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Note 12. Subsequent Events

Other than the subsequent event noted below, the Company does not have any events subsequent to December 31, 2023 through April 12, 2024, the date the financial statements were issued for disclosure consideration.

On January 18, 2024, the Company issued a note payable to a related party for $15,000, the notes bears interest at 1% and is due January 18, 2025.

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

As of December 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our sole officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our directors due to the material weakness in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to an absence of independent committee members, and an absence of independent directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Victor Sun	President, Chief Executive Officer, Treasurer, Secretary, Treasurer, and Director	80	May 5, 2023
Zhou, Qiang	Director	75	August 13, 2012

Business Experience

 -

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Victor Sun - President, Chief Executive Officer, Treasurer, Secretary and Director

Mr. Sun is by profession an engineer with over 50 years of engineering and management experience of which 14 years were with Lafarge Cement, where he directed the design of control and automation systems for all new and rehabilitation projects. Prior to co-founding Asia Pacific Concrete Inc. he worked for Monenco Agra as the instrumentation discipline engineer on the Hibernia Offshore Platform Project. Starting during his employment with Lafarge Cement and continuing to date, his experience in developing business in China dates back over forty years. He was a co-founder and vice-president of Sino-Canadian Resources Inc. in 1995, a Canadian gold company operating in China. He was President and CEO of AVIC Technologies Ltd, from 2001 to 2003, an NASD Bulletin Board listed company. He was also a director of IVG Enterprises Ltd., a China investment holding company listed on the TSX Venture Exchange. He continues to build relationships with Chinese contacts and has been instrumental in developing many joint venture projects in China. Mr. Sun is 80 years of age.

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

Nomination Process

During the year ended December 31, 2023, and subsequently, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2023 and 2022; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wen Mei Tu(1) Former President, CEO, Treasurer, Secretary and Former Director	2023 2022	Nil Nil	Nil Nil	9.60(2) Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Victor Sun(3) President, CEO, Treasurer, Secretary and Director	2023 2022	Nil n/a	Nil n/a	12(4) n/a	Nil n/a	Nil n/a	Nil n/a	Nil n/a	Nil n/a
(1)	Wen Mei Tu served as President, CEO, Treasurer, Secretary and Director from August 13, 2012 until May 5, 2023.
(2)	Represents 96,000 common shares issued to Ms. Tu as discretionary compensation at the price of $0.0001 per share.
(3)	Victor Sun was appointed President, CEO, Treasurer, Secretary and Director effective on May 5, 2023.
(4)	Represents 120,000 common shares issued to Mr. Sun as discretionary compensation at the price of $0.0001 per share.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2023 we did not grant any stock options.

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

Shareholders Holding over 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	7.58%
Zhi Bin Zhou(4) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(5) Common Shares	6.32%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	8.05%
Shareholders Holding Over 5%	24,319,233 Common Shares	21.96%

Directors and Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu(6) 7308 Rostand Brossard Quebec J4X 2R6 Canada	30,035,100 Common Shares	27.12%
Qiang Zhou(7) No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,140,000(8) Common Shares	4.64%
Victor Sun(9)	[120,000] Common Shares	(9)
Directors and Executive Officers as a Group	35,295,100 Common Shares	31.87%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2024. As of March 29, 2024 there were 110,737,348 common shares of our company’s common stock issued and outstanding.
(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his spouse Ms. Wei.
(4)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(5)	Includes 1,000,000 common shares held by his spouse Ms. Yan Ling Zhao.
(6)	Wen Mei Tu served as President, Chief Executive Officer, Treasurer, Secretary, and as a Director of our Company from August 13, 2012 to May 5, 2023.
(7)	Qiang Zhou was appointed as a Director of our Company on August 13, 2012.
(8)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.

(9)	Less than 1%.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2023 and 2022, the Company had payables of $753,809 and $776,295, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2023 and 2022, the Company had short-term debts to related parties of $3,284,961 and $3,311,209, respectively. The details of the loans are described as below.

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

At December 31, 2022:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,578,114	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	312,536	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,302	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18,2015
Total		$3,311,209

As of December 31, 2023 and 2022, the Company had accrued interest payable to the related parties of $5,807,460 and $5,555,132, respectively. For the periods ended December 31, 2023 and 2022, the Company recorded interest expense of $479,580 and $492,722, respectively. The Company has received no demands for repayment of matured debt instruments.

Director Independence

We currently act with two directors, including Victor Sun and Qiang Zhou.

We have determined that neither Qiang Zhou nor Victor Sun is an independent director, as that term is used in Rule 5605 (a)(2) of the Rules of National Association of Securities Dealers.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	$35,000	$35,0000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$35,000

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 12, 2024	/s/Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2024	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 12, 2024	/s/ Qiang Zhou
Qiang Zhou
Director

