Form 10-Q
period 2024-03-31
ZHEN DING RESOURCES INC.
filed 2024-05-09
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,737,348  common shares issued and outstanding as of May 9, 2024

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024 (Unaudited)	2023 (Audited)
Assets

Current Assets:
Cash	$4,898	$6,293
Total Current Assets	$4,898	$6,293

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$482,855	$480,912
Accounts payable and accrued liabilities-related parties	5,827,639	5,807,460
Deferred revenue	125,569	127,654
Due to related parties	741,496	753,809
Short-term debt	154,500	154,500
Short-term debt-related parties	3,249,015	3,284,961
Total Current Liabilities	10,581,074	10,609,296

Commitments and Contingencies	-	-

Stockholders’ deficit:
Common stock, 150,000,000 authorized, $0.0001 par value, 110,737,348 shares issued and outstanding	11,074	11,074
Additional paid-in capital	14,365,129	14,365,129
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	876,028	759,550
Accumulated deficit	(22,556,801)	(22,452,142)
Total deficit attributable to Zhen Ding Resources Inc.	(7,310,001)	(7,321,820)
Non-controlling interests	(3,266,175)	(3,281,183)

Total Stockholders’ deficit	(10,576,176)	(10,603,003)

Total Liabilities and Stockholders’ deficit	$4,898	$6,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In US Dollars, except for number of shares)

For the three months ended March 31, 2024 and March 31, 2023

(Unaudited)

	March 31, 2024	March 31, 2023
Operating expenses:
General and administrative	$14,797	$12,364

Total operating expenses	14,797	12,364

Operating loss	(14,797)	(12,364)

Other expense:
Interest expenses	(124,775)	(127,838)

Net loss	(139,572)	(140,202)

Loss attributable to non-controlling interests	34,913	36,409

Net loss attributable to Zhen Ding Resources Inc.	$(104,659)	$(103,793)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,737,348	110,411,348

Comprehensive loss:
Net loss	$(139,572)	$(140,202)
Other comprehensive income (loss):
Foreign currency translation adjustments	166,399	(47,780)
Total comprehensive loss	26,827	(187,982)
Comprehensive loss attributable to non-controlling interest	(15,008)	55,738
Comprehensive loss attributable to Zhen Ding Resources Inc.	$41,835	$(243,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the three months ended March 31, 2024 and March 31, 2023

(Unaudited)

	March 31,	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(139,572)	$(140,202)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	1,943	9,090
Accounts payable and accrued liabilities-related parties	124,775	120,927
Deferred revenue	-	-
Net cash used in operating activities	(12,854)	(10,185)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	15,000	13,500
Net cash provided by financing activities	15,000	13,500

Foreign currency translation	(3,541)	(6,283)

Net change in cash	(1,395)	(2,968)

Cash - beginning of the period	6,293	13,708

Cash - end of the period	$4,898	$10,740

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc .

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the periods ended March 31, 2024 and March 31, 2023

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	116,478	-	49,921	166,399
Net loss	-	-	-	-	-	(104,659)	(34,913)	(139,572)

Balances, March 31, 2024	110,737,348	$11,074	$14,365,129	$(5,431)	$876,028	$(22,556,801)	$(3,266,175)	$(10,576,176)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	110,411,348	$11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Foreign currency translation adjustment	-	-	-	-	(28,451)	-	(19,329)	(47,780)
Net loss	-	-	-	-	-	(103,793)	(36,409)	(140,202)

Balances, March 31, 2023	110,411,348	$11,041	$13,687,082	$(5,431)	$528,941	$(21,449,702)	$(3,275,558)	$(10,503,627)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2023 and notes thereto. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2024 and 2023, the Company had aggregate foreign currency translation gains (loss) of $166,399 and ($47,780), respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of March 31, 2024. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

 Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of March 31, 2024 and December 31, 2023, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2024, the Company had accumulated losses of $22,556,801 since inception and had a working capital deficit of $10,576,176. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2024 and December 31, 2023:

Issuance date	Maturity	Interest Rate	03.31.2024	12.31.2023
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense and accrued interest of $4,635 and $4,635, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2024 and December 31, 2023, the Company had payables of $741,496 and $753,809, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2024 and December 31, 2023, the Company had short-term debts to related parties of $3,249,015 and $3,284,961, respectively. The details of the loans are described as below.

 At March 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,462,543	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,543	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,925	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	298,526	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,346	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	277,000	15%	December 18, 2012	December 18,2015
Total		$3,249,015

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

As of March 31, 2024 and December 31, 2023, the Company had accrued interest payable to the related parties of $5,827,639 and $5,807,460, respectively. For the periods ended March 31, 2024 and 2023, the Company recorded interest expense of $124,775 and $127,838, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of March 31, 2024 and December 31, 2023, the Company had accounts payable of $180,418 and $184,574 respectively. As of March 31, 2024 and December 31, 2023 the Company had accrued liabilities of $302,437 and $296,338.

Note 7. Deferred Revenues

As of March 31, 2024 and December 31, 2023, the Company had deferred revenue of $125,569 and $127,654 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 10. Subsequent Events

The Company does not have any events subsequent to March 31, 2024 through May 9, 2024 the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Three Months Ended March 31, 2024

In light of the continued strength of gold prices during the first quarter of 2024, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
General and administrative expense	$(14,797)	$(12,364)
Interest Expense	$(124,775)	$(127,838)
Net loss	$(139,572)	$(140,202)

We did not earn any revenues during the three months ended March 31, 2024 or 2023.

We had a net loss of $139,572 for the three months ended March 31, 2024, representing nominal decrease from our net loss of $140,202 for the three months ended March 31, 2023. The change in our results over the two periods corresponded with a decrease in our interest expense during 2024, which increase was almost entirely offset by an increase in our general & administrative expense.

Liquidity and Capital Resources

Working Capital

	At March 31, 2024	At December 31, 2023
Current assets	$4,898	$10,740
Current liabilities	$(10,581,074)	$(10,514,367)
Working capital deficit	$(10,576,176)	$(10,503,627)

As of March 31, 2024, we had current assets of $4,898 consisting of cash and cash equivalents, current liabilities of $10,514,367 and a working capital deficit of $10,576,176. This compares to our current assets of $10,740 (consisting of cash and cash equivalents), current liabilities of $10,514,367, and working capital deficit of $10,503,627as of December 31, 2023. The decrease in cash and increase in liabilities during the most recent period corresponded with an increase in accounts payable and accrued liabilities to related parties.

As of March 31, 2024, we had accumulated losses of $22,556,801 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2024	2023
Net cash from (used in) operating activities	$(12,854)	$(10,189)
Net cash provided by (used in) financing activities	$15,000	$13,500
Foreign currency translation	$(3,541)	$(6,283
Net increase (decrease) in cash during period	$(1,395)	$(2,972)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $12,854 compared to $10,189 in net cash used in operating during the three months ended March 31, 2023. The increase corresponded with an general and administrative expenses and, in particular, professional fees during the most recent period. During the three months ended March 31, 2024 and 2023, we had no sales and did not purchase any raw materials.

Investing Activities

No cash was received from or used in investing activities during the three months ended March 31, 2024.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024 was $15,000, compared to $13,500 cash provided by financing activities during the three months ended March 31, 2023. The increase was a result of an increase is short-term loans from related parties received during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2024 is as follows:

Our operating plan for the balance of fiscal 2024 is to seek an investment of approximately US$4,500,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $4,500,000 in order to execute our proposed business plan during fiscal 2024.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

For a summary of the Company’s risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2023.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 9, 2024	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

