Form 10-Q
period 2024-06-30
ZHEN DING RESOURCES INC.
filed 2024-08-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

438-376-5317
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

110,411,348 common shares issued and outstanding as of August 14, 2024

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim condensed financial statements for the six month period ended June 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
Assets

Current Assets:
Cash and cash equivalents	$14,468	$6,293
Total current assets	$14,468	$6,293

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$484,421	$480,912
Accounts payable and accrued liabilities-related parties	5,904,071	5,807,460
Deferred revenue	124,753	127,654
Due to related parties	736,677	753,809
Short-term debt	154,500	154,500
Short-term debt-related parties	3,270,710	3,284,961
Total current liabilities	10,675,132	10,609,296

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,737,348 shares issued and outstanding	11,074	11,074
Additional paid-in capital	14,365,129	14,365,129
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	922,057	759,550
Accumulated deficit	(22,672,590)	(22,452,142)
Total deficit attributable to Zhen Ding Resources Inc.	(7,379,761)	(7,321,820)
Non-controlling interests	(3,280,903)	(3,281,183)

Total Stockholders’ deficit	(10,660,664)	(10,603,003)

Total liabilities and Stockholders’ deficit	$14,468	$6,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2024 and 2023

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
General and administrative	26,488	27,547	41,285	39,911

Total operating expenses	26,488	27,547	41,285	39,911

Operating loss	(26,488)	(27,547)	(41,285)	(39,911)

Other expenses
Interest expenses	123,755	125,351	248,530	253,189
Other income	-	(43)	-	(43)

Total expenses	(150,243)	(152,855)	(289,815)	(293,057)

Net loss	(150,243)	(152,855)	(289,815)	(293,057)

Loss attributable to non-controlling interests	34,454	35,507	69,367	71,916

Net loss attributable to Zhen Ding Resources Inc.	$(115,789)	$(117,348)	$(220,448)	$(221,141)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	110,737,348	110,411,348	110,737,348	110,411,348

Comprehensive loss:
Net loss	$(150,243)	$(152,855)	$(289,815)	$(293,057)
Other comprehensive income (loss):
Foreign currency translation adjustments	65,755	537,222	232,154	489,442
Total comprehensive income (loss)	(84,488)	384,367	(57,661)	196,385
Comprehensive income (loss) attributable to non-controlling interest	14,728	(125,660)	(280)	(69,922)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(99,216)	$510,027	$(57,381)	$266,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(289,815)	$(293,057)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	3,509	11,681
Accounts payable and accrued liabilities-related parties	237,648	229,065
Net cash used in operating activities	(48,658)	(52,311)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	56,630	41,850
Net cash provided by financing activities	56,630	41,850

Foreign currency translation	203	7,675

Net change in cash	8,175	(2,786)

Cash and cash equivalents - beginning of the period	6,293	13,708

Cash and cash equivalents - end of the period	$14,468	$10,922

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the six months ended June, 2024 and 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	162,507	-	69,647	232,154
Net loss	-	-	-	-	-	(220,448)	(69,367)	(289,815)

Balances, June 30, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Foreign currency translation adjustment	-	-	-	-	347,604	-	141,838	489,442
Net loss	$-	-	-	-	-	(221,141)	(71,916)	(293,057)

Balances, June 30, 2023	110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended June 30, 2024 and 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$876,028	$(22,556,801)	$(3,266,175)	$(10,576,176)
Foreign currency translation adjustment	-	-	-	-	46,029	-	19,726	65,755
Net loss	$-	-	-	-	-	(115,789)	(34,454)	(150,243)

Balances, June 30, 2024	110,737,348	11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$528,941	$(21,449,702)	$(3,275,558)	$(10,503,627)
Foreign currency translation adjustment	-	-	-	-	376,055	-	161,167	537,222
Net loss	-	-	-	-	-	(117,348)	(35,507)	(152,855)

Balances, June 30, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2023 and notes thereto. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2024 and 2023, the Company had aggregate foreign currency translation gains (loss) of $232,154 and $489,442, respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of June 30, 2024. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2024, the Company had accumulated losses of $22,672,590 since inception and had a working capital deficit of $10,660,664. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2024 and December 31, 2023:

Issuance date	Maturity	Interest Rate	06.30.2024	12.31.2023
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	2,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense and accrued interest of $9,270 and $9,270, respectively and is included in interest expense in the consolidated statements of operations. The Company has received no demands for repayment of matured debt instruments.

Note 5. Related Party Transactions

Accounts payable

As of June 30, 2024 and December 31, 2023, the Company had payables of $736,677 and $753,809, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2024 and December 31, 2023, the Company had short-term debts to related parties of $3,270,710 and $3,284,961, respectively. The details of the loans are described as below.

At June 30, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,446,541	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,448	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,880	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	296,586	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,423	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	275,200	15%	December 18, 2012	December 18,2015
Total		$3,270,710

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

As of June 30, 2024 and December 31, 2023, the Company had accrued interest payable to the related parties of $5,904,071 and $5,807,460, respectively. For the periods ended June 30, 2024 and 2023, the Company recorded interest expense of $248,530 and $253,189, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of June 30, 2024 and December 31, 2023, the Company had accounts payable of $173,890 and $184,574 respectively. As of June 30, 2024 and December 31, 2023 the Company had accrued liabilities of $310,531 and $296,338.

Note 7. Deferred Revenues

As of June 30, 2024 and December 31, 2023, the Company had deferred revenue of $124,753 and $127,654 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 8. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 9. Subsequent Events

The Company does not have any events subsequent to June 30, 2024 through August 14, 2024 the date the financial statements were issued for disclosure consideration.

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

Additionally, in light of robust gold prices during 2023 and 2024, management has been entertaining proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Summary of Operations during the Six Months Ended June 30, 2024

During the quarter ended June 30, 2024, the Company received a six year exploration permit for the Wuxi Gold Mine, The exploration area delineated by the permit is substantially the same as the area previously explored and mined by the Company.

In light of the continued strength of gold prices during the first six months of 2024, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2023 and 2024
General and administrative	$26,488	$27,547	(3.84)%
Interest expense	$123,755	$125,351	(1.27)%
Other income	$-	$(43)	100%
Net loss	$(150,243)	$152,855	(1.70)%

We had not earned any revenues in the three months ended June 30, 2024 or 2023, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities

We had a net loss of $150,243 for the three months ended June 30, 2024, representing a 1.70% decrease from our net loss of $152,855 for the three months ended June 30, 2023. The change in our results over the two periods is a result of decrease in our general and administrative expense and interest expense during 2024.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2023 and June 30, 2024
General and administrative	$41,285	$39,911	(3.44)%
Interest expense	$248,530	$253,189	(1.84)%
Other income	$-	$(43)	100%
Net loss	$(289,815)	$(293,057)	(1.10)%

We had not earned any revenues during the six months ended June 30, 2024 and 2023, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $289,815 for the six months ended June 30, 2024, representing a 1.10% decrease from our net loss of $293,057 for the six months ended June 30, 2023. The change over the two periods is a result of a decrease in our interest expense during 2024.

Liquidity and Capital Resources

Working Capital

	At June 30, 2024	At December 31, 2023
Current assets	$14,468	$6,293
Current liabilities	10,675,132	10,609,296
Working capital deficit	$10,660,664	$10,119,260

As of June 30, 2024, we had current assets of $14,468 consisting of cash and cash equivalents, current liabilities of $10,675,132 and a working capital deficit of $10,660,664. This compares to our current assets of $6,293 consisting of cash and cash equivalents, current liabilities of $10,609,296, and working capital deficit of $10,119,260 as of December 31, 2023. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2024, we had accumulated and other comprehensive losses of $22,672,590 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(48,658)	$(52,311)
Net cash provided by financing activities	$56,630	$41,850
Net change in cash during period	$8,175	$(2,786)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $(48,658), a (10.80)% decrease from the $(52,311) in net cash outflow during the six months ended June 30, 2023. The decrease resulted from decreases in general and administrative expense and accrued interest during the most recent period. During the six months ended June 30, 2024 and 2023, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $56,630 which was a 35.31% increase from the $41,850 cash provided by financing activities during the six months ended June 30, 2023. The increase was a result of increased related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2024 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2024 and 2025.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 14, 2024	/s/Victor I.H. Sun
Victor I.H Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

