Form 10-Q
period 2024-09-30
ZHEN DING RESOURCES INC.
filed 2024-11-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 111, 3900 Place De Java, Second Floor, Brossard, Quebec, Canada	J4Y 9C4
(Address of principal executive offices)	(Zip Code)

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

110,967,348 common shares issued and outstanding as of November 14, 2024

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Our unaudited condensed interim financial statements for the nine month period ended September 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets

Current Assets:
Cash and cash equivalents	$6,613	$6,293
Total current assets	$6,613	$6,293

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$505,363	$480,912
Accounts payable and accrued liabilities-related parties	6,232,703	5,807,460
Deferred revenue	129,195	127,654
Due to related parties	762,911	753,809
Short-term debt	154,500	154,500
Short-term debt-related parties	3,415,877	3,284,961
Total current liabilities	11,200,549	10,609,296

Commitments and Contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,737,348 shares issued and outstanding	11,074	11,074
Additional paid-in capital	14,365,129	14,365,129
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	668,550	759,550
Accumulated deficit	(22,808,709)	(22,452,142)
Total deficit attributable to Zhen Ding Resources Inc.	(7,769,387)	(7,321,820)
Non-controlling interests	(3,424,549)	(3,281,183)

Total Stockholders’ deficit	(11,193,936)	(10,603,003)

Total liabilities and Stockholders’ deficit	$6,613	$6,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses:
General and administrative	44,897	694,114	86,182	734,025

Total operating expenses	44,897	694,114	86,182	734,025

Operating loss	(44,897)	(694,114)	(86,182)	(734,025)

Other expenses
Interest expenses	126,223	122,195	374,753	375,384
Other income	-	1	-	(42)

Total expenses	(171,120)	(816,310)	(460,935)	(1,109,367)

Net loss	(171,120)	(816,310)	(460,935)	(1,109,367)

Loss attributable to non-controlling interests	35,001	34,502	104,368	106,418

Net loss attributable to Zhen Ding Resources Inc.	$(136,119)	$(781,808)	$(356,567)	$(1,002,949)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	110,737,348	110,546,000	110,737,348	110,456,725

Comprehensive loss:
Net loss	$(171,120)	$(816,310)	$(460,935)	$(1,109,367)
Other comprehensive income (loss):
Foreign currency translation adjustments	(362,152)	56,854	(129,998)	546,296
Total comprehensive income (loss)	(533,272)	(759,456)	(590,933)	(563,071)
Comprehensive income (loss) attributable to non- controlling interest	(143,646)	(17,446)	(143,366)	(52,476)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(389,626)	$(742,010)	$(447,567)	$(510,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	September 30,	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(460,935)	$(1,109,367)
Shares issued for compensations	-	678,080
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	24,451	80,397
Accounts payable and accrued liabilities-related parties	361,447	285,377
Net cash used in operating activities	(75,037)	(65,513)

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	92,500	53,850
Net cash provided by financing activities	92,500	53,850

Foreign currency translation	(17,143)	6,332

Net change in cash	320	(5,331)

Cash and cash equivalents - beginning of the period	6,293	13,708

Cash and cash equivalents - end of the period	$6,613	$8,377

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine months ended September, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	(91,000)	-	(38,998)	(129,998)
Net loss	-	-	-	-	-	(356,567)	(104,368)	(460,935)

Balances, September 30, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$668,550	$(22,808,709)	$(3,424,549)	$(11,193,936)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	$110,411,348	11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Issuance for compensation	326,000	33	678,047					678,080
Foreign currency translation adjustment	-	-	-	-	387,402	-	158,894	546,296
Net loss	$-	-	-	-	-	(1,002,949)	(106,418)	(1,109,367)

Balances, September 30, 2023	110,737,348	11,074	$14,365,129	$(5,431)	$944,794	$(22,348,858)	$(3,167,344)	$(10,200,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)
Foreign currency translation adjustment	-	-	-	-	(253,507)	-	(108,645)	(362,152)
Net loss	$-	-	-	-	-	(136,119)	(35,001)	(171,120)

Balances, September 30, 2024	110,737,348	11,074	$14,365,129	$(5,431)	$668,550	$(22,808,709)	$(3,424,549)	$(11,193,936)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2023	$110,411,348	11,041	$13,687,082	$(5,431)	$904,996	$(21,567,050)	$(3,149,898)	$(10,119,260)
Issuance for compensation	326,000	33	678,047					678,080
Foreign currency translation adjustment	-	-	-	-	39,798	-	17,056	56,854
Net loss	-	-	-	-	-	(781,808)	(34,502)	(816,310)

Balances, September 30, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$944,794	$(22,348,858)	$(3,167,344)	$(10,200,636)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2023 and notes thereto. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2024 and 2023, the Company had aggregate foreign currency translation gains (loss) of $(17,143) and $6,332, respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of September 30, 2024. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of September 30, 2024 and December 31, 2023, due to their short-term nature.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2024, the Company had accumulated losses of $22,808,709 since inception and had a working capital deficit of $11,193,936. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2024 and December 31, 2023:

Issuance date	Maturity	Interest Rate	09.30.2024	12.31.2023
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense and accrued interest of $13,905 and $13,905, respectively and is included in interest expense in the consolidated statements of operations. The Company has no demands for repayment of matured debt instruments.

Note 5. Related Party Transactions

Accounts payable

As of September 30, 2024 and December 31, 2023, the Company had payables of $762,911 and $753,809, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2024 and December 31, 2023, the Company had short-term debts to related parties of $3,415,877 and $3,284,961, respectively. The details of the loans are described as below.

At September 30, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,533,664	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,963	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,125	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	307,147	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,346	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	285,000	15%	December 18, 2012	December 18,2015
Total		$3,415,877

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

As of September 30, 2024 and December 31, 2023, the Company had accrued interest payable to the related parties of $6,232,703 and $5,807,460, respectively. For the periods ended September 30, 2024 and 2023, the Company recorded interest expense of $374,753 and $375,384, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, the Company had accounts payable of $179,952 and $184,574 respectively. As of September 30, 2024 and December 31, 2023 the Company had accrued liabilities of $325,411 and $296,338.

Note 7. Deferred Revenues

As of September 30, 2024 and December 31, 2023, the Company had deferred revenue of $129,195 and $127,654 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 10. Subsequent Events

The Company does not have any events subsequent to September 30, 2024, through November 14, 2024, the date the financial statements were issued for disclosure consideration, except for the following.

As of October 25, 2024, the Company issued 230,000 common shares for discretionary bonuses.

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

Summary of Operations during the Nine Months Ended September 30, 2024

During the quarter ended June 30, 2024, the Company received a six year exploration permit for the Wuxi Gold Mine. The exploration area delineated by the permit is substantially the same as the area previously explored and mined by the Company.

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

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

We did not earn any revenues in the three months ended September 30, 2024 or September 30, 2023. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $171,120 from operations for the three month period ended September 30, 2023, compared to net loss of $816,310 from operations for the three month period ended September 30, 2023, due to issuance of stock based compensation during the period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2024 to Three Month Period Ended September 30, 2023
General and administrative	$44,897	$694,114	(93.53)%
Gain on sale of assets	-	-	-
Other (Income) Expense	-	1	(100)%
Interest expense	126,223	122,195	(3.29)%
Net loss	$171,120	$816,310	(79.03)%

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September, 2023

We did not earn any revenues in the nine months ended September 30, 2024 or September 30, 2023. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $460,935 for the nine month period ended September 30, 2024, which was 58.45% less than the net loss of $1,109,367 for the nine month period ended September 30, 2023.  The change in our results over the two periods is a result of cost cutting measures and an absence of stock based compensation during the most recent period.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2023 to Nine Month Period Ended September 30, 2024
General and administrative	$86,182	$734,025	(88.25)%
Other (Income) Expense	-	(42)	100%
Interest expense	374,753	375,384	(4.04)%
Net loss	$460,935	$1,109,367	(58.45)%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2024 reflects current assets of $6,613 and a working capital deficit of $11,193,936. Our current assets consisted entirely of cash. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2024	At December 31, 2023
Current assets	$6,613	$6,293
Current liabilities	11,200,549	10,609,296
Working capital (deficit)	$(11,193,936)	$(10,309,352)

As of September 30, 2024, we had an accumulated deficit of $22,808,709 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) operating activities	$(75,037)	$(65,513)
Net cash provided by financing activities	92,500	53,850
Foreign currency translation	17,143	6,332
Net change in cash during period	$320	$(5,331)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $75,037, a 14.53% increase from the $65,513 net cash outflow during the nine months ended September 30, 2023. The increase was a result of an increase in accounts payable and accrued liabilities owed to related parties. During the nine months ended September 30, 2024 we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $92,500, which was a 71.77% increase from the $53,850 in cash provided by financing activities during the nine months ended September 30, 2023. The increase in cash provided was a result of an increase in related party loans during the fiscal 2024.

Plan of Operation

Our operating plan for the 12 months beginning October 1, 2024 is as follows:

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2024 and 2023, the Company had aggregate foreign currency translation gains (loss) of $17,143 and $6,332, respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 14, 2024	/s/Victor I.H. Sun
Victor I.H Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

