Form 10-K
period 2024-12-31
ZHEN DING RESOURCES INC.
filed 2025-04-15
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(438) 376-5317

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

110,737,348 common shares as of April 15, 2025.

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

Corporate Background

Our principal office is located at 99 Ave De La Moselle, Saint-Lambert, Quebec, Canada J4S 1W9.  Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

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

Additionally, in light of robust gold prices since 2022, management has entertained proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions.

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

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2023 and 2024, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2023 and 2024 was focused on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves by Xinzhou Gold and the subsequent expansion of the mill. We estimate we will require a minimum of approximately $4,500,000 to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or at all.

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

We Have Incurred Losses in Certain Prior Periods And May Incur Losses In The Future.

As of December 31, 2024, we had accumulated losses of $23,419,382 since inception and had a working capital deficit of $10,927,863. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

As of December 31, 2024, our executive officers and directors beneficially owned an aggregate of approximately 34.0% of our outstanding common stock. As a result, our directors and executive officers, acting together, may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal office is located at 99 Avenue De la Moselle, Quebec, Canada J4S 1W9.  The offices, located in a suburb of Montreal, are not under written lease but are rented through a verbal agreement, on a month to month basis, from Immeuble Wing Kei Inc. at $500 per month, due and payable at each calendar quarter end. The occupancy began October 15, 2018.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
April 1, 2025	*	*
December 31, 20224	*	*
September 30, 2024	*	*
June 30, 2024	*	*
March 31, 2024	*	*
December 31, 2023	*	*
September 30, 2023	*	*
June 30, 2023	*	*
March 31, 2023	*	*
December 31, 2022	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2025, the shareholders’ list showed 193 registered shareholders with 110,737,348 common shares outstanding.

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

Convertible Securities

As of December 31, 2024, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2024.

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

Plan of Operations and Cash Requirements

Our operating plan for the balance of fiscal 2025 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2025.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Results of Operations - Years Ended December 31, 2024 and 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2024 and 2023, which are included herein.

Our operating results for the years ended December 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

General and administrative	$605,032	$749,021
Interest expense	$(501,273)	$(498,120)
Other income (expenses)	$-	$42

Net loss	$(1,106,305)	$(1,2247,099)

Our financial statements report a net loss of $1,106,305 for the year ended December 31, 2024 as compared to $1,247,099 for the year ended December 31, 2023, representing a decrease of 11.28% during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2024 were $605,032 compared to $749,021 for the year ended December 31, 2023.

Our interest expense for the year ended December 31, 2024 was $501,273 compared to $498,120 during fiscal 2023.

Liquidity and Financial Condition

Working Capital

	At December 31, 2024	At December 31, 2023
Current assets	$1,977	$6,293
Current liabilities	10,929,840	10,609,296
Working deficit	$($10,927,863)	$(10,603,003)

As of December 31 2024, we had accumulated losses of approximately $23,419,382 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(107,228)	$9,258
Net cash provided by financing activities	105,475	66,764
Foreign currency translation	(2,563)	(83,437)
Net increase (decrease) in cash	$(4,316)	$(7,415)

Operating Activities

Net cash used in operating activities was $107,228 for the year ended December 31, 2024 compared to $9,258 for the year ended December 31, 2023, representing an increase of 754.54%.

Investing Activities

Net cash provided by investing activities was nil for the years ended December 31, 2023 and December 31, 2024, respectively.

Financing Activities

Net cash provided by financing activities was $105,475 for the year ended December 31, 2024 compared to $66,764 for the year ended December 31, 2023. Proceeds from financing activities during both years were from short-term operating loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2024, the Company had accumulated losses of $23,419,382 since inception and had a working capital deficit of $10,927,863. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zhen Ding Resources Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheet of Zhen Ding Resources Inc. and subsidiaries (the "Company”) as of December 31, 2024, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended, December 31, 2024, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its consolidated cash flows for the year ended December 31, 2024, in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements the Company has suffered recurring losses from operations and has cash flows used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

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

Going Concern Assessment

As described in Note 3 to the consolidated financial statements and in the going concern paragraph above, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to date. For the year ended December 31, 2024, the Company incurred net losses of USD 1,106,305. As of December 31, 2024, accumulated deficit amounted to USD 23.4 million and the current liabilities exceeded the current assets in the amount of USD 10.9 million.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included verifying with certain stockholders about their commitment to financially support the Company for the next twelve months from December 31, 2024.

HTL International, LLC

We have served as Zhen Ding Resources Inc’s auditor since 2024.

Houston, TX

April 15, 2025

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

Sugar Land, Texas

April 12, 2024

Zhen Ding Resources Inc.

Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of December 31, 2024 and December 31, 2023

	2024	2023
Assets

Current Assets:
Cash and cash equivalents	$1,977	$6,293
Total current assets	$1,977	$6,293

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$505,428	$480,912
Accounts payable and accrued liabilities-related parties	6,105,974	5,807,460
Deferred revenue	124,209	127,654
Due to related parties	733,465	753,809
Short-term debt	154,500	154,500
Short-term debt-related parties	3,306,264	3,284,961
Total current liabilities	10,929,840	10,609,296

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 and 110,737,348 shares issued and outstanding, respectively	11,097	11,074
Additional paid-in capital	14,866,506	14,365,129
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	955,580	759,550
Accumulated deficit	(23,419,382)	(22,452,142)
Total deficit attributable to Zhen Ding Resources Inc.	(7,591,630)	(7,321,820)

Non-controlling interests	(3,336,233)	(3,281,183)

Total Stockholders’ deficit	(10,927,863)	(10,603,003)

Total liabilities and Stockholders’ deficit	$1,977	$6,293

The accompanying notes are an integral part of these consolidated financial statements

Zhen Ding Resources Inc.

Consolidated Statements of Operations and Comprehensive Loss (In US Dollars)

For the years ended December 31, 2024 and 2023

	2024	2023
Operating expenses:
General and administrative	$605,032	$749,021

Total operating expenses	605,032	749,021

Operating loss	(605,032)	(749,021)

Other expense:
Interest expenses	(501,273)	(498,120)
Other income (expenses)	-	42

Net loss	(1,106,305)	(1,247,099)

Loss attributable to non-controlling interests	139,065	140,866

Net loss attributable to Zhen Ding Resources Inc.	$(967,240)	$(1,106,233)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	110,779,567	110,527,458

Comprehensive loss:
Net loss	$(1,106,305)	$(1,247,099)
Other comprehensive income (loss):
Foreign currency translation adjustments	280,045	281,661
Total comprehensive loss	(826,260)	(965,438)
Comprehensive loss attributable to non-controlling interest	55,050	61,363
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(881,310)	$(1,026,801)

The accompanying notes are an integral part of these consolidated financial statement

Zhen Ding Resources Inc.

Consolidated Statements of Cash Flows

(In US Dollars)

For the years ended December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,106,305)	$(1,247,099)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	501,400	678,080
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,516	80,157
Accounts payable and accrued liabilities-related parties	473,161	498,120
Net cash (used in) provided by operating activities	(107,228)	9,258

Cash flows from financing activities
Proceeds from borrowings on short-term debt – related parties	105,475	66,764
Net cash provided by financing activities	105,475	66,764

Foreign currency translation	(2,563)	(83,437)

Net change in cash	(4,316)	(7,415)

Cash and cash equivalents - beginning of the period	6,293	13,708

Cash and cash equivalents - end of the period	$1,977	$6,293

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Stock based compensation	230,000	23	501,377	-	-	-	-	501,400
Foreign currency translation adjustment	-	-	-	-	196,030	-	84,015	280,045
Net loss	-	-	-	-	-	(967,240)	(139,065)	(1,106,305)

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2022	110,411,348	$11,041	$13,687,082	$(5,431)	$557,392	$(21,345,909)	$(3,219,820)	$(10,315,645)
Stock based compensation	326,000	33	678,047	-	-	-	-	678,080
Foreign currency translation adjustment	-	-	-	-	202,158	-	79,503	281,661
Net loss	-	-	-	-	-	(1,106,233)	(140,866)	(1,247,099)

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2024 and 2023, the Company had aggregate foreign currency translation gains (loss) of $280,045 and $281,661, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of December 31, 2024 and 2023, due to their short-term nature.

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

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact of adopting this new guidance.

In November 2023, the FASB issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), intended to improve reportable segments disclosure requirements primarily through enhanced disclosures about significant segment expenses.

ASU 2023-07 includes a requirement to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments' profit or loss and assets disclosures. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods for the interim period beginning on January 1, 2025. Adoption of ASU 2023-07 did not have a material impact on the Company's financial statement.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2024, the Company had accumulated losses of $23,419,382 since inception and had a working capital deficit of $10,927,863. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2024 and 2023:

Issuance date	Maturity	Interest Rate	12.31.2024	12.31.2023
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense and accrued interest of $18,540 and $18,540  respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of December 31, 2024 and 2023, the Company had payables of $733,465  and $753,809, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2024 and 2023, the Company had short-term debts to related parties of $3,306,264 and $3,284,961, respectively. The details of the loans are described as below.

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

As of December 31, 2024 and 2023, the Company had accrued interest payable to the related parties of $6,105,974  and $5,807,460, respectively. For the periods ended December 31, 2024 and 2023, the Company recorded interest expense of $482,733  and $479,580, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of December 31, 2024 and 2023, the Company had accounts payable of $174,297  and $184,574 respectively. As of December 31, 2024 and 2023 the Company had accrued liabilities of $331,131 and $296,338.

Note 7. Issuance of Common Stock

On October 25, 2024 the Company issued 230,000 common shares for discretionary bonuses during the fiscal year ended December 31, 2024.

Note 8. Deferred Revenues

As of December 31, 2024 and 2023, the Company had deferred revenue of $124,209  and $127,654 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 9. Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 10. Income Taxes

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2024 and 2023

	December 31,2024	December 31,2023

Tax provision (recovery) at effective tax rate (21%)	203,100	232,300
Change in valuation reserve	(203,100)	(232,300)
Tax provision (recovery), net	0	0

As of December 31, 2024, the Company had approximately $23.4 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2024	December 31, 2023
Net operating loss carry forwards available at effective tax rate (21%)	677,600	474,500
Valuation Allowances	(677,600)	(474,500)
Deferred Tax Asset	0	0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $677,600 at December 31, 2024. The Company is in the process of filing the Company tax returns for the open years 2021 through 2024.

Note 11. Subsequent Events

The Company does not have any events subsequent to December 31, 2024 through April 15, 2025, the date the financial statements were issued for disclosure consideration.

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

As of December 31, 2024, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our sole officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Victor Sun	President, Chief Executive Officer, Treasurer, Secretary, Treasurer, and Director	81	May 5, 2023
Zhou, Qiang	Director	76	August 13, 2012

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

During the year ended December 31, 2024, and subsequently, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2024 and 2023; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wen Mei Tu(1) Former President, CEO, Treasurer, Secretary and Former Director	2024 2023	Nil Nil	Nil Nil	Nil 9.60(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Victor Sun(3) President, CEO, Treasurer, Secretary and Director	2024 2023	Nil n/a	Nil n/a	12(4) n/a	Nil n/a	Nil n/a	Nil n/a	Nil n/a	Nil n/a

(1)	Wen Mei Tu served as President, CEO, Treasurer, Secretary and Director from August 13, 2012 until May 5, 2023.
(2)	Represents 96,000 common shares issued to Ms. Tu as discretionary compensation at the price of $0.0001 per share.
(3)	Victor Sun was appointed President, CEO, Treasurer, Secretary and Director effective on May 5, 2023.
(4)	Represents 120,000 common shares issued to Mr. Sun as discretionary compensation at the price of $0.0001 per share.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2024 we did not grant any stock options.

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

The following table sets forth, as of April 3, 2024 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholders Holding over 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	7.58%
Zhi Bin Zhou(4) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(5) Common Shares	6.32%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	8.05%
Shareholders Holding Over 5%	24,319,233 Common Shares	21.96%

Directors and Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu(6) 7308 Rostand Brossard Quebec J4X 2R6 Canada	30,035,100 Common Shares	27.12%
Qiang Zhou(7) No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,140,000(8) Common Shares	4.64%
Victor Sun(9)	120,000 Common Shares	(9)
Directors and Executive Officers as a Group	35,295,100 Common Shares	31.87%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2024. As of March 29, 2024 there were 110,737,348 common shares of our company’s common stock issued and outstanding.
(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his spouse Ms. Wei.
(4)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(5)	Includes 1,000,000 common shares held by his spouse Ms. Yan Ling Zhao.
(6)	Wen Mei Tu served as President, Chief Executive Officer, Treasurer, Secretary, and as a Director of our Company from August 13, 2012 to May 5, 2023.
(7)	Qiang Zhou was appointed as a Director of our Company on August 13, 2012.
(8)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2024 and 2023, the Company had payables of $733,465 and $753,809, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2024 and 2023, the Company had short-term debts to related parties of $3,306,264 and $3,284,961, respectively. The details of the loans are described as below.

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

At December 31, 2023:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,503,437	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,784	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,040	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	303,483	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	8,485	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,600	15%	December 18, 2012	December 18,2015
Total		$3,284,961

As of December 31, 2024 and 2023, the Company had accrued interest payable to the related parties of $6,105,974 and $5,807,460, respectively. For the periods ended December 31, 2024 and 2023, the Company recorded interest expense of $482,733 and $479,580, respectively. The Company has received no demands for repayment of matured debt instruments.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$35,000	$35,0000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$35,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation filed with the Secretary of State of the State of Delaware on September 6, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 4, 1996 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on February 28, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 20, 2012 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
3.6	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on October 28, 2013 (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
(10)	Material Contracts
10.1	The Contract for Sino-Foreign Equity Joint Venture dated as of November 12, 2004 by and between Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed January 6, 2014)
10.2	Articles of Association for Zhen Ding JV dated as of October 12, 2006 by and between Z&W Zhen Ding Corporation and Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.3	Supply Contract of Gold Concentrate Fines dated July 20, 2012 between Zhen Ding Mining Co., Ltd. and Yantai Jin Ao Metallurgical Co. Ltd.(Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.4	Mining License No. C3400002009114110049341 dated November 5, 2014 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.5	Gold Mining License No. (2005) 042 in favor of Jing Xiang Xin Zhou Gold Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.6	Form of Loan Agreements between Wen Mei Tu and Zhen Ding Resources Inc. (Incorporated by reference to our Registration Statement on Form S-1/A filed on February 13, 2015)
10.7	Business License Registration No. 3425004000003061(1-1) dated November 17, 2014 in favor of Zhen Ding Mining Co. Ltd. (Incorporated by reference to our Registration Statement on Form S-1/A filed June 9, 2015)
(21)	List of Subsidiaries
21.1	Z&W Zhen Ding Corporation, a California corporation (100% held)
21.2	Zhen Ding Mining Co. Ltd., a PRC corporation (70% held)
(23)	Consent of Registered Independent Public Accounting Firm
23.1*	Consent of TPS Thayer, LLC
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 15, 2025	/s/Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: April 15, 2025	/s/ Qiang Zhou
Qiang Zhou
Director

