Form 10-Q
period 2025-03-31
ZHEN DING RESOURCES INC.
filed 2025-07-10
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

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

110,737,348  common shares issued and outstanding as of July 10, 2025

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$26,215	$1,977
Other receivables	2,533	-
Total current assets	$28,748	$1,977

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$525,058	$505,428
Accounts payable and accrued liabilities-related parties	6,253,842	6,105,974
Deferred revenue	124,934	124,209
Due to related parties	-	733,465
Short-term debt	154,500	154,500
Short-term debt-related parties	3,228,965	3,306,264
Total current liabilities	10,287,299	10,929,840

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	910,843	955,580
Accumulated deficit	(22,906,127)	(23,419,382)
Total deficit attributable to Zhen Ding Resources Inc.	(7,123,112)	(7,591,630)
Non-controlling interests	(3,135,439)	(3,336,233)

Total Stockholders’ deficit	(10,258,551)	(10,927,863)

Total liabilities and Stockholders’ deficit	$28,748	$1,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2025 and March 31, 2024

(Unaudited)

	March 31, 2025	March 31, 2024
Operating expenses:
General and administrative	$17,382	$14,797

Total operating expenses	17,382	14,797

Operating loss	(17,382)	(14,797)

Other expense:
Gain on extinguishment of debt	874,961	-
Interest expenses	(124,357)	(124,775)

Net Income/(Loss)	733,222	(139,572)

(Income)/Loss attributable to non-controlling interests	(219,967)	34,913

Net Income/(Loss) attributable to Zhen Ding Resources Inc.	$513,255	$(104,659)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,737,348

Comprehensive loss:
Net Income/(Loss)	$733,222	$(139,572)
Other comprehensive income (loss):
Foreign currency translation adjustments	(63,910)	166,399
Total comprehensive loss	669,312	26,827
Comprehensive gain attributable to non-controlling interest	(200,794)	(15,008)
Comprehensive gain attributable to Zhen Ding Resources Inc.	$468,518	$11,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the three months ended March 31, 2025 and March 31, 2024

(Unaudited)

	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net Income/(loss)	$733,222	$(139,572)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(733,465)	-
Changes in operating assets and liabilities:
Other receivables	(2,533)	-
Accounts payable and accrued liabilities	19,630	1,943
Accounts payable and accrued liabilities-related parties	124,357	124,775
Net cash provided by (used in) operating activities	141,211	(12,854)

Cash flows from financing activities
Payments on notes payable – related parties	(122,768)	-
Proceeds from borrowings on short-term debt – related parties	25,210	15,000
Net cash (used in) provided by financing activities	(97,558)	15,000

Foreign currency translation	(19,415)	(3,541)

Net change in cash	24,238	(1,395)

Cash and cash equivalents - beginning of the period	1,977	6,293

Cash and cash equivalents - end of the period	$26,215	$4,898

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the periods ended March 31, 2025 and March 31, 2024

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(44,737)	-	(19,173)	(63,910)
Net loss	-	-	-	-	-	513,255	219,967	733,222

Balances, March 31, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$910,843	$(22,906,127)	$(3,135,439)	$(10,258,551)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	116,478	-	49,921	166,399
Net loss	-	-	-	-	-	(104,659)	(34,913)	(139,572)

Balances, March 31, 2024	110,737,348	$11,074	$14,365,129	$(5,431)	$876,028	$(22,556,801)	$(3,266,175)	$(10,576,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Notes to Condensesd Consolidated Financial Statements

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended December 31, 2024 (“fiscal year 2024”) contained in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Principles of Consolidation

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of $(63,910) and 166,399, respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of March 31, 2025. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of March 31, 2025 and December 31, 2024, due to their short-term nature.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2025, the Company had accumulated losses of $22,906,127 since inception and had a working capital deficit of $10,258,551. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2025 and December 31, 2024:

Issuance date	Maturity	Interest Rate	03.31.2025	12.31.2024
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense and accrued interest of $4,635 and $4,635, respectively and is included in interest expense in the consolidated statements of operations.

Note 5. Related Party Transactions

Accounts payable

As of March 31, 2025 and December 31, 2024, the Company had payables of $0 and $733,465, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of March 31, 2025 and December 31, 2024, the Company had short-term debts to related parties of $3,228,965 and $3,306,264, respectively. The details of the loans are described as below.

At March 31, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,353,637	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,469	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,890	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	283,237	15%	February 28, 2015	February 28, 2016
Victor Sun	Shareholder of ZDRI	50,282	--	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	275,600	15%	December 18, 2012	December 18,2015
Total		$3,228,965

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	--	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

As of March 31, 2025 and December 31, 2024, the Company had accrued interest payable to the related parties of $6,253,842 and $6,105,974, respectively. For the periods ended March 31, 2025 and 2024, the Company recorded interest expense of $124,357 and $124,775, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 6. Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, the Company had accounts payable of $184,314 and $174,297 respectively. As of March 31, 2025 and December 31, 2024 the Company had accrued liabilities of $340,744 and $331,131.

Note 7. Deferred Revenues

As of March 31, 2025 and December 31, 2024, the Company had deferred revenue of $124,934 and $124,209 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 10. Subsequent Events

The Company does not have any events subsequent to March 31, 2025 through July 10, 2025 the date the financial statements were issued for disclosure consideration.

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

General Overview

We are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Our only operating company is Zhen Ding JV which, has engaged in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchased metal ore in rock form from its joint venture partner, which holds rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Corporate Background

Our principal office is located at 99 Ave De La Moselle, Saint-Lambert, Quebec, Canada, J4S 1W9.  Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

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

Zhen Ding NV through its wholly owned subsidiary, Z&W Zhen Ding Corporation, a California corporation (“Zhen Ding CA”), has been engaged in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company, Zhen Ding Mining Co. Ltd. (“Zhen Ding JV”) is 70% held by Zhen Ding NV through Zhen Ding CA.  It is a common practice in China to append the name of the town or city where an enterprise is located to its legally incorporated name. Therefore many documents referencing Zhen Ding JV may refer to it as Jing Xian Zhen Ding Mining Co. Ltd. Zhen Ding JV engages in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchases metal ore in rock from the Wuxi Gold Mine, formerly operated by Xinzhou Gold.

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

Our Current Business

Background

On December 18, 2024, the Anhui Province Jing County People's Court approved the bankruptcy of our joint venture partner,  Xinzhou Gold.  On January 23, 2025, per the bankruptcy agreement, Zhen Ding received RMB 963,654.22 from Xinzhou Gold in payment of ordinary debts. Zhen Ding was not aware of the bankruptcy until the payment was received in January 2025.

On February 28, 2025, Xinzhou Gold transferred its 30% share of our joint venture to Mr. Wei De Gang who is the principal and controlling shareholder of Xinzhou Gold. We are advised that the former business of Xinzhou Gold, as it relates to our joint venture, continues under the ownership of Mr. Wei De Gang, and the operation of our joint venture now continues under his 30% ownership. Therefore, the bankruptcy of our joint venture partner and subsequent transfer of shares in our joint venture did not result in the dissolution of our joint venture, or in a change of its control. All references to "Xinzhou Gold" contained in this report, as they pertain to any period after February 28, 2025, refer to the business of Xinzhou Gold operated and owned by Mr. Wei De Gang, not to Jing Xian Xinzhou Gold Co., Ltd.

Presently, we conduct our operations exclusively through Zhen Ding JV, our joint venture company. However, we continue to look for other attractive potential acquisition targets in the mining industry.

Our joint venture, Zhen Ding JV, is equipped to process ore mined by our joint venture partner at the Wuxi Gold Mine, when in operation.  Zhen Ding JV purchases the ore in rock form and processes the ore into our final product, which is a gold, silver, lead, zinc and copper ore concentrate. We estimate that our processed product is 65% to 80% pure. The product is then sold to refineries which further purify and separate the concentrate.  Zhen Ding JV also arranges all exploration, mining process and operations, and financial and administrative support for the Wuxi Gold Mine.

We purchase all of our raw material from the Wuxi Gold Mine for our ore processing operation and have relied solely on the Wuxi Gold Mine for our supply of ores. The veins most recently excavated by Xinzhou Gold in the permitted areas of the Wuxi Gold Mine are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside the currently permitted mining area boundaries of the mine.

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

Recent Activities

On December 18, 2024, the Anhui Province Jing County People's Court approved the bankruptcy of our joint venture partner,  Xinzhou Gold.  On January 23, 2025, per the bankruptcy agreement, Zhen Ding received RMB 963,654.22 from Xinzhou Gold in payment of ordinary debts. Zhen Ding was not aware of the bankruptcy until the payment was received in January 2025.

On February 28, 2025, Xinzhou Gold transferred its 30% share of our joint venture to Mr. Wei De Gang who is the principal and controlling shareholder of Xinzhou Gold. We are advised that the former business of Xinzhou Gold, as it relates to our joint venture, continues under the ownership of Mr. Wei De Gang, and the operation of our joint venture now continues under his 30% ownership. Therefore, the bankruptcy of our joint venture partner and subsequent transfer of shares in our joint venture did not result in the dissolution of our joint venture, or in a change of its control. All references to "Xinzhou Gold" contained in this report, as they pertain to any period after February 28, 2025, refer to the business of Xinzhou Gold operated and owned by Mr. Wei De Gang, not to Jing Xian Xinzhou Gold Co., Ltd.

Summary of Operations during the Three Months Ended March 31, 2025

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

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
General and administrative expense	$(17,382)	$(14,797)
Interest Expense	$(124,357)	$(124,775)
Gain on extinguishment of debt	$874,961	-
Net Income/(Loss)	$733,222	$(139,572)

We did not earn any revenues during the three months ended March 31, 2025 or 2024.

We had a net income of $733,222 for the three months ended March 31, 2025, compared to net loss of $139,572 for the three months ended March 31, 2024. The change resulting from an extinguishment of debt to a related party.

Liquidity and Capital Resources

Working Capital

	At March 31, 2025	At December 31, 2024
Current assets	$28,748	$1,977
Current liabilities	$(10,287,299)	$(10,581,074)
Working capital deficit	$(10,258,551)	$(10,576,176)

As of March 31, 2025, we had current assets of $28,748 consisting of cash and cash equivalents, current liabilities of $10,287,299 and a working capital deficit of $10,258,551. This compares to our current assets of $4,898 (consisting of cash and cash equivalents), current liabilities of $10,581,074, and working capital deficit of $10,576,176 as of March 31, 2024. The increase in cash related to cash received from the bankruptcy agreement on our joint venture partner, Xinzhou Gold and decrease in liabilities during the most recent period related to the extinguishment of debt related to Xinzhou Gold.

As of March 31, 2025, we had accumulated losses of $22,906,127 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$141,211	$(12,854)
Net cash provided by (used in) financing activities	$(97,558)	$15,000
Foreign currency translation	$(19,415)	$(3,541)
Net increase (decrease) in cash during period	$24,238	$(1,395)

Operating Activities

Net cash from in operating activities during the three months ended March 31, 2025 was $141,211 compared to $12,854 in net cash used in operating during the three months ended March 31, 2024. The increase corresponded with an increase in other income during the most recent period, related to extinguishment of debt related to Xinzhou Gold.

During the three months ended March 31, 2025 and 2024, we had no sales and did not purchase any raw materials.

Investing Activities

We received $0 from or used in investing activities during the three months ended March 31, 2025 and March 31 2024.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 was $97,558 compared to $15,000 in cash provided by financing activities during the three months ended March 31, 2024. We received short-term loans of approximately $25,000 from related parties during the three months ended March 31, 2025, which amount was offset by approximately $123,000 paid in respect of notes payable to related parties . The increase corresponded with an increase in other income during the most recent period, which resulted from the payment of RMB 963,654.22 by Xinzhou Gold to the Company in respect of historical ordinary debt.

Plan of Operation

Our operating plan for the 12 months beginning from April 1, 2025 is as follows:

Our operating plan for the balance of fiscal 2025 is to seek an investment of approximately US$4,500,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $4,500,000 in order to execute our proposed business plan during fiscal 2025.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

For a summary of the Company’s risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2024.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: July 10, 2025	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

