Form 10-Q
period 2025-06-30
ZHEN DING RESOURCES INC.
filed 2025-08-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

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

110,411,348 common shares issued and outstanding as of August 14, 2025

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim condensed consolidated financial statements for the six month period ended June 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$18,352	$1,977
Other receivables	2,008	-
Total current assets	$20,360	$1,977

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$540,581	$505,428
Accounts payable and accrued liabilities-related parties	6,446,988	6,105,974
Deferred revenue	126,566	124,209
Due to related parties	-	733,465
Short-term debt	154,500	154,500
Short-term debt-related parties	3,277,288	3,306,264
Total current liabilities	10,545,923	10,929,840

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	822,828	955,580
Accumulated deficit	(23,021,488)	(23,419,382)
Total deficit attributable to Zhen Ding Resources Inc.	(7,326,488)	(7,591,630)
Non-controlling interests	(3,199,075)	(3,336,233)

Total Stockholders’ deficit	(10,525,563)	(10,927,863)

Total liabilities and Stockholders’ deficit	$20,360	$1,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses:
General and administrative	18,079	26,488	35,461	41,285

Total operating expenses	18,079	26,488	35,461	41,285

Operating loss	(18,079)	(26,488)	(35,461)	(41,285)

Other expenses
Gain on extinguishment of debt	631	-	(874,330)	-
Interest expenses	122,567	123,755	246,924	248,530

Total expenses	(141,277)	(150,243)	591,945	(289,815)

Net Income/(Loss)	(141,277)	(150,243)	591,945	(289,815)

Net Income/(Loss) attributable to non-controlling interests	25,916	34,454	(194,051)	69,367

Net Income/(Loss) attributable to Zhen Ding Resources Inc.	$(115,361)	$(115,789)	$397,894	$(220,448)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,737,348	110,967,348	110,737,348

Comprehensive loss:
Net Income/(Loss)	$(141,277)	$(150,243)	$591,945	$(289,815)
Other comprehensive income (loss):
Foreign currency translation adjustments	(125,735)	65,755	(189,645)	232,154
Total comprehensive income (loss)	(267,012)	(84,488)	402,300	(57,661)
Comprehensive income (loss) attributable to non-controlling interest	63,636	14,728	(137,158)	(280)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(330,648)	$(99,216)	$539,458	$(57,381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the six months ended June 30, 2025 and 2024

(Unaudited)

	June 30,	June 30,
	2025	2024
Cash flows from operating activities
Net Income/(Loss)	$591,945	$(289,815)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(733,465)	-
Other receivables	(2,008)	-
Accounts payable and accrued liabilities	35,153	3,509
Accounts payable and accrued liabilities-related parties	227,100	237,648
Net cash used in operating activities	118,725	(48,658)

Cash flows from financing activities
Payments on notes payable – related parties	(123,813)	-
Proceeds from borrowings on short-term debt – related parties	39,655	56,630
Net cash provided by financing activities	(84,158)	56,630

Foreign currency translation	(18,192)	203

Net change in cash	16,375	8,175

Cash and cash equivalents - beginning of the period	1,977	6,293

Cash and cash equivalents - end of the period	$18,352	$14,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the six months ended June, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	$110,967,348	11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(132,752)	-	(56,893)	(189,645)
Net loss	-	-	-	-	-	397,894	194,051	591,945

Balances, June 30, 2025	$110,967,348	11,097	$14,866,506	$(5,431)	$822,828	$(23,021,488)	$(3,199,075)	$(10,525,563)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	$110,737,348	11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	162,507	-	69,647	232,154
Net loss	$-	-	-	-	-	(220,448)	(69,367)	(289,815)

Balances, June 30, 2024	110,737,348	11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2025	$110,967,348	11,097	$14,866,506	$(5,431)	$910,843	$(22,906,127)	$(3,135,439)	$(10,258,551)
Foreign currency translation adjustment	-	-	-	-	(88,015)	-	(37,720)	(125,735)
Net loss	$-	-	-	-	-	(115,361)	(25,916)	(141,277)

Balances, June 30, 2025	110,967,348	11,097	$14,866,506	$(5,431)	$822,828	$(23,021,488)	$(3,199,075)	$(10,525,563)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$876,028	$(22,556,801)	$(3,266,175)	$(10,576,176)
Foreign currency translation adjustment	-	-	-	-	46,029	-	19,726	65,755
Net loss	-	-	-	-	-	(115,789)	(34,454)	(150,243)

Balances, June 30, 2024	$110,737,348	11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2024 and notes thereto. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of ($189,645) and $232,154, respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of June 30, 2025. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of June 30, 2025 and December 31, 2024, due to their short-term nature.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2025, the Company had accumulated losses of $23,021,488 since inception and had a working capital deficit of $10,525,563. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Segment Information

The Company is engaged as a mineral processing plant in China. The Company has identified the Chief Executive Officer of the Company as the CODM, who uses revenues and expenses to evaluate the business, predominantly in the cash forecasting process, to make resource allocation decisions at the entity level.. The Company's operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. As a result, no disaggregated segment information is presented. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 5. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2025 and December 31, 2024:

Issuance date	Maturity	Interest Rate	06.30.2025	12.31.2024
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense and accrued interest of $9,270 and $9,270, respectively and is included in interest expense in the consolidated statements of operations.

Note 6. Related Party Transactions

Accounts payable

As of June 30, 2025 and December 31, 2024, the Company had payables of $0 and $733,465, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of June 30, 2025 and December 31, 2024, the Company had short-term debts to related parties of $3,277,288 and $3,306,264, respectively. The details of the loans are described as below.

At June 30, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,384,381	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,658	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,980	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	286,937	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	-	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	279,200	15%	December 18, 2012	December 18,2015
Total		$3,277,288

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282		January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

As of June 30, 2025 and December 31, 2024, the Company had accrued interest payable to the related parties of $6,446,988 and $6,105,974, respectively. For the periods ended June 30, 2025 and 2024, the Company recorded interest expense of $246,924 and $248,530, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 7. Accounts Payable and Accrued Liabilities

As of June 30, 2025 and December 31, 2024, the Company had accounts payable of $185,992 and $174,297 respectively. As of June 30, 2025 and December 31, 2024 the Company had accrued liabilities of $354,589 and $331,131.

Note 8. Deferred Revenues

As of June 30, 2025 and December 31, 2024, the Company had deferred revenue of $126,566 and $124,209 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 11. Subsequent Events

The Company does not have any events subsequent to June 30, 2025 through August 14, 2025 the date the financial statements were issued for disclosure consideration.

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

We purchase all of our raw material from the Wuxi Gold Mine for our ore processing operation and have relied solely on the Wuxi Gold Mine for our supply of ores. The veins most recently excavated by Xinzhou Gold in the permitted areas of the Wuxi Gold Mine are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside the currently permitted mining area boundaries of the mine.Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold intends to reapply for an extension of the permitted mining area when it is able to demonstrate sufficient working capital to drill the extended area. However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in the demand and market prices for our concentrates. This downturn coincided with an overall economic recession in China and downturn in the global commodities market during fiscal 2015 through 2016.

Recent Activities

On December 18, 2024, the Anhui Province Jing County People's Court approved the bankruptcy of our joint venture partner,  Xinzhou Gold.  The bankruptcy resulted from Xinzhou Gold’s inability to repay expenses incurred by the Environmental Management Bureau of Anhui Province to rectify groundwater pollution emanating from the Wuxi Gold Mine. On January 23, 2025, per the bankruptcy agreement, Zhen Ding received RMB 963,654.22 from Xinzhou Gold in payment of ordinary debts. Zhen Ding was not aware of the bankruptcy until the payment was received in January 2025.

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

More recently, our joint venture is in preliminary discussions to cooperate with Xinan Environmental Protection (XEP), a state owned enterprise, to develop a waste-to-energy power generation operation using the Wuxi Gold Mine Lands and infrastructure. However, the proposed collaboration is subject to obtaining satisfactory results from a feasibility study (which has been commissioned by XEP), the negotiation of satisfactory financial and other terms, and government approval.

Summary of Operations during the Six Months Ended June 30, 2025

In light of the continued strength of gold prices during the first six months of 2025, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2023 and 2024
General and administrative	$18,079	$26,488	(31.74)%
Interest expense	$122,567	$123,755	(0.95)%
Gain on extinguishment of debt	$631	$-	-%
Net Income/(Loss)	$(141,277)	$(150,243)	(5.96)%

We had not earned any revenues in the three months ended June 30, 2025 or 2024, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities

We had a net loss of $141,277 for the three months ended June 30, 2025, representing a decrease of approximately 6% from our net loss of $150,243 for the three months ended June 30, 2024. The change in our results over the two periods resulted primarily from a decrease in our general and administrative expense and interest expense during 2025.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2025 and June 30, 2024
General and administrative expense	$35,461	$41,285	(14.10)%
Interest expense	$246,924	$248,530	(0.64)%
Gain on extinguishment of debt	$874,330	$-	-%
Net Income (loss)	$591,945	$(289,815)	(310.04)%

We had not earned any revenues during the six months ended June 30, 2025 and 2024, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had net income of $591,945 for the six months ended June 30, 2025, representing an approximately threefold improvement from our net loss of $289,815 during the six months ended June 30, 2024. The change over the two periods is primarily the result of a gain on extinguishment of debt during the six months ended June 30, 2025.

Liquidity and Capital Resources

Working Capital

	At June 30, 2025	At December 31, 2024
Current assets	$20,360	$1,977
Current liabilities	$10,545,923	$10,929,840
Working capital deficit	$10,525,563	$10,927,863

As of June 30, 2025, we had current assets of $20,360 (consisting of $18,352 in cash and cash equivalents and $2,008 in other receivables), current liabilities of $10,545,923 and a working capital deficit of $10,525,563. This compares to our current assets of $1,977 (consisting of cash and cash equivalents), current liabilities of $10,929,840, and working capital deficit of $10,927,863 as of December 31, 2024. The increase in cash and in liabilities during the most recent period resulted primarily from receipt of third party loans and the accumulation of interest expense on related party loans.

As of June 30, 2025, we had accumulated and other comprehensive losses of $23,021,488 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by/(used in) operating activities	$118,725	$(46,658)
Net cash (used in)/provided by financing activities	$(84,158)	$56,630
Net change in cash during period	$16,375	$(8,175)

Operating Activities

Net cash gained from operating activities during the six months ended June 30, 2025 was $118,725, an increase of approximately 154% from the $(46,658) in net cash outflow during the six months ended June 30, 2024. The increase resulted primarily from a gain on the extinguishment of debt during the most recent period, offset nominally by an increase in accounts payable and accrued liabilities. During the six months ended June 30, 2025 and 2024, we had no sales and did not purchase any raw materials.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $84,158, a decrease of approximately 248% from the $56,630 cash provided by financing activities during the six months ended June 30, 2024. The decrease resulted from fewer related party loans during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2025 is as follows:

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,500,000 in order to execute our proposed business plan during fiscal 2025 and 2026.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 14, 2025	/s/Victor I.H. Sun
Victor I.H Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

