Form 10-Q
period 2025-09-30
ZHEN DING RESOURCES INC.
filed 2025-11-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

110,967,348 common shares issued and outstanding as of November 14, 2025

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Our unaudited condensed interim financial statements for the nine month period ended September 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In US Dollars, except for number of shares)

As of September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
Assets

Current Assets:
Cash and cash equivalents	$28,554	$1,977
Other receivables	342	-
Total current assets	$28,896	$1,977

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$558,367	$505,428
Accounts payable and accrued liabilities-related parties	6,600,726	6,105,974
Deferred revenue	127,382	124,209
Due to related parties	-	733,465
Short-term debt	154,500	154,500
Short-term debt-related parties	3,342,950	3,306,264
Total current liabilities	10,783,925	10,929,840

Commitments and Contingencies	-	-

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	776,182	955,580
Accumulated deficit	(23,151,135)	(23,419,382)
Total deficit attributable to Zhen Ding Resources Inc.	(7,502,781)	(7,591,630)
Non-controlling interests	(3,252,248)	(3,336,233)

Total Stockholders’ deficit	(10,755,029)	(10,927,863)

Total liabilities and Stockholders’ deficit	$28,896	$1,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses:
General and administrative	41,038	44,897	76,499	86,182

Total operating expenses	41,038	44,897	76,499	86,182

Operating loss	(41,038)	(44,897)	(76,499)	(86,182)

Other expenses
Gain on extinguishment of debt	(2,527)	-	(876,857)	-
Interest expenses	124,317	126,223	371,241	374,753

Total other expenses	(121,790)	(126,223)	505,616	(374,753)

Net Income/(Loss)	(162,828)	(171,120)	429,117	(460,935)

Net Income/(Loss) attributable to non-controlling interests	33,181	35,001	(160,870)	104,368

Net Income/(Loss) attributable to Zhen Ding Resources Inc.	$(129,647)	$(136,119)	$268,247	$(356,567)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,737,348	110,967,348	110,737,348

Comprehensive loss:
Net Income/(Loss)	$(162,828)	$(171,120)	$429,117	$(460,935)
Other comprehensive income (loss):
Foreign currency translation adjustments	(66,638)	(362,152)	(256,283)	(129,998)
Total comprehensive income (loss)	(229,466)	(533,272)	172,834	(590,933)
Comprehensive income (loss) attributable to non- controlling interest	53,173	(143,646)	(83,985)	(143,366)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(282,639)	$(389,626)	$256,819	$(447,567)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	September 30,	September 30,
	2025	2024
Cash flows from operating activities
Net Income/(Loss)	$429,117	$(460,935)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(876,857)	-
Changes on Operating Assets and Liabilities
Other receivables	(342)	-
Accounts payable and accrued liabilities	52,939	24,451
Accounts payable and accrued liabilities-related parties	471,413	361,447
Net cash provided by (used in) operating activities	76,270	(75,037)

Cash flows from financing activities
Payments on notes payable – related parties	(122,768)	-
Proceeds from borrowings on short-term debt – related parties	81,923	92,500
Net cash (used in)provided by financing activities	(40,845)	92,500

Foreign currency translation	(8,848)	(17,143)

Net change in cash	26,577	320

Cash and cash equivalents - beginning of the period	1,977	6,293

Cash and cash equivalents - end of the period	$28,554	$6,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(179,398)	-	(76,885)	(256,283)
Net loss	-	-	-	-	-	268,247	160,870	429,117

Balances, September 30, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$776,182	$(23,151,135)	$(3,252,248)	$(10,755,029)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Foreign currency translation adjustment	-	-	-	-	(91,000)	-	(38,998)	(129,998)
Net loss	-	-	-	-	-	(356,567)	(104,368)	(460,935)

Balances, September 30, 2024	110,737,348	$11,074	$14,365,129	$(5,431)	$668,550	$(22,808,709)	$(3,424,549)	$(11,193,936)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Consolidated Statement of Stockholders’ Deficit

For the three months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$822,828	$(23,021,488)	$(3,199,075)	$(10,525,563)
Foreign currency translation adjustment	-	-	-	-	(46,646)	-	(19,992)	(66,638)
Net loss	-	-	-	-	-	(129,647)	(33,181)	(162,828)

Balances, September 30, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$776,182	$(23,151,135)	$(3,252,248)	$(10,755,029)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, June 30, 2024	110,737,348	$11,074	$14,365,129	$(5,431)	$922,057	$(22,672,590)	$(3,280,903)	$(10,660,664)
Foreign currency translation adjustment	-	-	-	-	(253,507)	-	(108,645)	(362,152)
Net loss	-	-	-	-	-	(136,119)	(35,001)	(171,120)

Balances, September 30, 2024	110,737,348	$11,074	$14,365,129	$(5,431)	$668,550	$(22,808,709)	$(3,424,549)	$(11,193,936)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2024 and notes thereto. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of ($256,283) and ($129,998), respectively.

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

The Company follows the FASB guidance for how uncertain tax positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of September 30, 2025. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of September 30, 2025 and December 31, 2024, due to their short-term nature.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of September 30, 2025, the Company had accumulated losses of $23,151,135 since inception and had a working capital deficit of $10,755,029. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Segment Information

The Company is engaged as a mineral processing plant in China. The Company has identified the Chief Executive Officer of the Company as the CODM, who uses revenues and expenses to evaluate the business, predominantly in the cash forecasting process, to make resource allocation decisions at the entity level. The Company's operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. As a result, no disaggregated segment information is presented. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 5. Short-Term Debt

The following table represents the details of the short-term debts at September 30, 2025 and December 31, 2024:

Issuance date	Maturity	Interest Rate	09.30.2025	12.31.2024
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense and accrued interest of $13,905 and $13,905, respectively and is included in interest expense in the consolidated statements of operations.

Note 6. Related Party Transactions

Accounts payable

As of September 30, 2025 and December 31, 2024, the Company had payables of $0 and $733,465, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of September 30, 2025 and December 31, 2024, the Company had short-term debts to related parties of $3,342,950 and $3,306,264, respectively. The details of the loans are described as below.

At September 30, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,399,753	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,753	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,025	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	288,787	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	-	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026
Victor Sun	Shareholder of ZDRI	18,000	15%	July 15, 2025	July 15, 2026
Victor Sun	Shareholder of ZDRI	15,000	15%	August 18, 2025	August 17, 2026
Victor Sun	Shareholder of ZDRI	13,500	15%	September 24, 2025	September 24, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	281,000	15%	December 18, 2012	December 18,2015
Total		$3,342,950

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

As of September 30, 2025 and December 31, 2024, the Company had accrued interest payable to the related parties of $6,600,726 and $6,105,974, respectively. For the periods ended September 30, 2025 and 2024, the Company recorded interest expense of $371,241 and $374,753, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 7. Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, the Company had accounts payable of $190,149 and $174,297 respectively. As of September 30, 2025 and December 31, 2024 the Company had accrued liabilities of $368,218 and $331,131.

Note 8. Deferred Revenues

As of September 30, 2025 and December 31, 2024, the Company had deferred revenue of $127,382 and $124,209 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 11. Subsequent Events

The Company does not have any events subsequent to September 30, 2025 through November 14, 2025 the date the financial statements were issued for disclosure consideration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

We are engaged in seeking business partnership opportunities with companies that are in the field of exploration and extraction of precious and/or base metals, primarily in China, which are in need of funding and improved management.  We would provide the necessary management expertise and assist in financing efforts of these mining operations.  In exchange, we would acquire metal ores produced by these mines and process the ores in our ore milling plant and sell the ore concentrates to metal refineries.  Our only operating company is Zhen Ding JV, which has engaged in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchased metal ore in rock form from its joint venture partner, which holds rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

Corporate Background

Our principal office is located at 99 Ave De La Moselle, Saint-Lambert, Quebec, Canada, J4S 1W9.  Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

We were incorporated in September 1996 as Robotech Inc. and began our business in the development and marketing of specialized technological equipment. By 2003 we had not reached our financing goals and therefore abandoned our former business plan.

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

At the beginning of fiscal 2015, we idled our mineral processing plant due to an overall downturn in demand and market prices for our concentrates. This downturn coincided with an overall economic recession in China and downturn in the global commodities market during fiscal 2015 through 2016.

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

More recently, our joint venture is in preliminary discussions to cooperate with Xinan Environmental Protection (XEP), a state-owned enterprise, to develop a waste-to-energy power generation operation using the Wuxi Gold Mine Lands and infrastructure. However, the proposed collaboration is subject to obtaining satisfactory results from a feasibility study (which has been commissioned by XEP), the negotiation of satisfactory financial and other terms, and government approval.

Summary of Operations during the Nine Months Ended September 30, 2025

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

We did not earn any revenues in the three months ended September 30, 2025 or September 30, 2024. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $162,828 from operations for the three month period ended September 30, 2025 compared to net loss of $171,120 from operations for the three month period ended September 30, 2024. The reduction in loss resulted from a modest decrease in general and administrative expenses and interest expenses, and a nominal gain on the extinguishment of debt during the most recent period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Percentage Increase (Decrease) From Three Month Period Ended September 30, 2024 to Three Month Period Ended September 30, 2025
General and administrative	$41,038	$44,897	(8.6)%
Gain on extinguishment of debt	(2,527)	-	-
Interest expenses	124,317	126,223	(1.5)%
Net Income (Loss)	$(162,828)	$(171,120)	(4.8)%

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September, 2024

We did not earn any revenues in the nine months ended September 30, 2025 or September 30, 2024. Our lack of revenue was due to the continued idling of our mineral processing operations and our inability to secure a renewed permit or financing to resume our mining activities.

We had net income of $429,117 for the nine month period ended September 30, 2025, compared to our net loss of $460,935 for the nine month period ended September 30, 2024.  The reduction in loss resulted primarily from an $876,857 gain on the extinguishment of debt previously owed to related parties during the most recent period.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Percentage Increase (Decrease) From Nine Month Period Ended September 30, 2024 to Nine Month Period Ended September 30, 2025
General and administrative	$76,499	$86,182	(11.2)%
Gain on the extinguishment of debt	(876,857)	-	-
Interest expenses	371,241	374,753	(0.9)%
Net Income (Loss)	$429,117	$(460,935)	(6.9)%

 Liquidity and Capital Resources

Our balance sheet as of September 30, 2025 reflects current assets of $28,896 and a working capital deficit of $10,755,029. Our current assets consisted entirely of cash. We have insufficient working capital to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2025	At December 31, 2024
Current assets	$28,896	$1,977
Current liabilities	10,783,925	10,929,840
Working capital (deficit)	$(10,755,029)	$(10,927,863)

As of September 30, 2025, we had an accumulated deficit of $ 23,151,135 since our inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$76,270	$(75,037)
Net cash (used in) provided by financing activities	(40,845)	92,500
Foreign currency translation	(8,848)	(17,143)
Net change in cash during period	$26,577	$320

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2025 was $76,270, a 202% increase from the $75,037 net cash outflow during the nine months ended September 30, 2024. The increase was a result of extinguishment of debt previously owed to related parties. During the nine months ended September 30, 2025 we had no sales and did not purchase any raw materials.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $40,845, which was a 55.84% decrease from the $92,500 in cash provided by financing activities during the nine months ended September 30, 2024. The increase in cash provided was a result of an increase in related party loans during fiscal 2024.

Plan of Operation

Our operating plan for the balance of fiscal 2025, and fiscal 2026 is to seek an investment of approximately US$3,350,000 for deployment toward the resumption of our mineral extraction and refinery activities. We have not secured any financing commitment thus far.

We have not included a detailed budget in this quarterly report to outline the anticipated costs associated with the resumption of our mineral extraction and refinery activities. We anticipate that such costs will include those related to extensive facility improvements, permitting expense, drilling expense, general and specialized labour expense, professional fees, and other contingent costs and expenses. We intend to resume disclosing a detailed budget once we have obtained renewed confirmation of previous cost projections and recommendations made by the technical experts engaged by our joint-venture.

We will also actively seek partnerships with mining enterprises primarily active in the gold, silver and/or copper fields and subject to the general parameters described earlier to increase our supply of raw material. In addition, we will look for a partner in the natural resources field in order to enhance our future capability to access necessary funding and seek other businesses opportunities and other strategic transactions with a view toward diversifying our business and attracting new investment.

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,350,000 in order to execute our proposed business plan during the remainder of fiscal 2025, and fiscal 2026.  If we are unable to raise sufficient funds to carry out our planned investment in mineral extraction and refining activities, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended September 30, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of ($256,283) and ($129,998), respectively.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: November 14, 2025	/s/Victor I.H. Sun
Victor I.H Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

