Form 10-K
period 2025-12-31
ZHEN DING RESOURCES INC.
filed 2026-04-16
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(438) 376-5317

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2025 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

110,967,348 common shares as of April 15, 2026.

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

General Overview

We are engaged in seeking business partnership opportunities and synergies with companies operating in China, and primarily those in the field of exploration and extraction of precious and/or base metals.   We seek to provide prospective partners with management expertise, assistance with financing efforts in China and in North America, and to leverage our tangible assets, which include industrial land located in Anhui Province, China, where our mineral ore processing and concentration plant is located. .    Our only operating company is Zhen Ding JV, which, has engaged in the processing of metal ore and the selling of ore concentrates of gold, silver, lead, zinc and copper at purity levels ranging from 65% to 80%.  Zhen Ding JV purchased metal ore in rock form from its former joint venture partner, Xinzhou Gold, which held rights to explore and mine ore from a property located in the southwestern part of Anhui province in China.

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

We purchase all of the raw material for our ore processing operation from the Wuxi Gold Mine, and have relied solely on the Wuxi Gold Mine for our supply of ores. The veins most recently excavated by Xinzhou Gold in the permitted areas of the Wuxi Gold Mine are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside the currently permitted mining area boundaries of the mine. Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold’s successor and our new joint venture partner, Mr. Wei de Gang, now controls the area permits. Although it remains possible to extend the permitted mining area, we have been unable to secure sufficient working capital to drill the extended area. If sufficient working capital does not become available, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

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

More recently, our joint venture is in preliminary discussions to cooperate with Xinan Environmental Protection (XEP), a state-owned enterprise, to develop a waste-to-energy power generation operation using the Wuxi Gold Mine Lands and our mineral processing infrastructure. However, the proposed collaboration is subject to obtaining satisfactory results from a feasibility study (which has been commissioned by XEP), the negotiation of satisfactory financial and other terms, and government approval.

Competition

The mining industry is intensely competitive. We compete for financing with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial, human, and operational resources. Accordingly, twe face a high degree of competition for access to finacning. There are other competitors twith operations in t the area of our processing facility, and the presence of these competitors adversely affects our ability to compete for financing,and to obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

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

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Relating To Our Company

We Are Still Considered To Be A Start-Up Company And Have Little Operating History On Which To Evaluate Our Potential For Future Success.

Our company was formed in 1996. During the years ended December 31, 2024 and 2025, we did not derive any revenue from the processing and sale of ore concentrates. We have had limited operating history under our proposed business model upon which you can adequately evaluate our business and prospects. Our limited operating history may prevent a meaningful evaluation of our business, financial performance and prospects.

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

If We Do Not Obtain Additional Capital, We May Be Unable To Sustain Our Business.

Our operating plan for 2024 and 2025 was focused in part on restarting the Wuxi ore milling operations through the permitting and exploration of further reserves byour joint venture partner, and the subsequent expansion of the mill. On the other hand, we also sought unrelated business opportunities during 2024 and 2025 to diversify our business and leverage our existing assets and expertise. We estimate we will require a minimum of approximately $3,500,000 to support this plan for the next 12 months, regardless of whether such funds are applied to our mining related endeavors, or to a new business venture. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us, or at all.

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

• reduce or possibly eliminate our expenditures on exploration and mineral concentration; and

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

We Have Incurred Losses in Certain Prior Periods And May Incur Losses In The Future.

As of December 31, 2025, we had accumulated losses of $23,260,694 since inception and had a working capital deficit of $11,080,776. We may incur additional losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve profitability depends on the ability to raise necessary funding, our ability to integrate new projects, the extensiveness of any reserves, and the global pricing of precious and base metals. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

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

Our principal office is located at 99 Avenue De la Moselle, Quebec, Canada J4S 1W9.  The offices, located in a suburb of Montreal, are provided by our sole officer and director, Victor Sun, on a month-to-month basis, and currently free of charge. .

Our operational offices are located at:  Zhen Ding Mining Co. Ltd., Wuxi County, Town of Langqiao, Jing Xian, Anhui Province, China, Tel: 86-6270-9018.

Mineral Properties

Description of the Property of the Wuxi Gold Project

Zhen Ding JV has relied on Mr. Wei De Gang (formerly Xinzhou Gold) for its supply of metal ores and its processing plant is located on the site of the underground mine where Mr. De Gang has licenses to explore and mine ore (the “Wuxi Gold Project”) to reduce transportation cost.  The Wuxi Gold Project is located in Jingxian county, situated in the southeastern part of Anhui Province, PRC. The site is 63km southwest of the city of Xuancheng, a significant city of about 2.8 million inhabitants, and is 15 km south of the town of Jingxian.  The project site falls under the administration of the township of Langqaio and is located near the village of Wuxi (see Figure 1).

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

Our former joint venture partner, Xinzhou Gold mined ores at the Wuxi Gold Project under two permits: (1) Mining License No. C3400002009114110049341 (the “Mining License”) and (2) Gold Mining License No. (2005) 42 (the “Gold Mining License”).

The Mining License was valid from November 20, 2014 until November 20, 2017 and was issued by the Mining Resources Department of Anhui Province.  This license allowed ore to be mined in a specific area spanning 0.744 square kilometers with an ore extraction limit of 60,000 tons per year. The Mining License allows for underground mining.

The Gold Mining License was issued by the National Commission on National Development and Reform and specifically grants the right to extract gold ore up to 200 tons a day in the Wuxi Gold Mine and was valid from June 3, 2005 until June 3, 2015. The permit extension application is currently paused due to the inability of our joint venture to demonstrate adequate capital resources to undertake necessary work and exploration, but may be eligible to be revived.  Without a valid Gold Mining License, Mr. De Gang may not mine any gold ore from the Wuxi Gold Mine and therefore would not have any gold ore available for sale to us, which could have a material adverse effect on our revenues and income.

In December, 2016, the application to expand the Wuxi mine permit was rejected due to the company’s insufficient working capital. Mr. Wei De Gang intends to reapply for an extension of the permitted mining area when our joint venture is able to demonstrate sufficient working capital to drill the extended area.  As such, mining of ore has been paused indefinitely awaiting an expansion of the working area permitted under the Mining License.  However, if sufficient working capital is unavailable, or should the application be denied on other grounds, we would not be able to secure another source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Period Ended	High	Low
April 1, 2026	6.25	6.25
December 31, 2025	55.00	1.00
September 30, 2025	2.60	1.11
June 30, 2025	4.25	1.79
March 31, 2025	6.25	21.00
December 31, 2024	*	*
September 30, 2024	*	*
June 30, 2024	*	*
March 31, 2024	*	*
December 31, 2024	*	*

* No trades occurred during this period.

Our shares are issued in registered form. Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ  07601, Telephone: (201) 820-2008; Facsimile: (201) 820-2010is the registrar and transfer agent for our common shares.

On March 30, 2025, the shareholders’ list showed 201 registered shareholders with 110,967,348 common shares outstanding.

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

Convertible Securities

As of December 31, 2025, we did not have any convertible securities outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2025.

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

 Results of Operations - Years Ended December 31, 2025 and 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2025 and 2024, which are included herein.

Our operating results for the years ended December 31, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

General and administrative	$96,071	$605,032
Interest expense	$(497,913)	$(501,273)
Other income (expenses)	$880,647	$-

Net loss	$286,663	$(1,106,305)

Our financial statements report a net income of $286,663 for the year ended December 31, 2025 as compared to net loss of $1,106,305 for the year ended December 31, 2024, representing a increase of 126% during the most recent fiscal year.

Our operating expenses for the year ended December 31, 2025 were $96,071 compared to $605,032 for the year ended December 31, 2024.

Our interest expense for the year ended December 31, 2025 was $497,913 compared to $501,273 for the year ended December 31, 2024.

Our other income for the year ended December 31, 2025 was $880,647 compared to $0 for the year ended December 31, 2024.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2025	2024
Current assets	$20,289	$1,977
Current liabilities	11,101,065	10,929,840
Working deficit	$($11,080,776)	$($10,927,863)

As of December 31 2025, we had accumulated losses of approximately $23,260,694 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Year Ended
	December 31,
	2025	2024
Net cash provided by (used in) operating activities	$78,284	$(107,228)
Net cash provided by (used in) financing activities	(29,200)	105,475
Foreign currency translation	(30,772)	(2,563)
Net increase (decrease) in cash	$18,312	$(4,316)

Operating Activities

Net cash provided by operating activities was $78,284 for the year ended December 31, 2025 compared to net cash used in operating activities of $107,228 for the year ended December 31, 2024, representing an increase of 173%.

Investing Activities

Net cash provided by investing activities was nil for the years ended December 31, 2025 and December 31, 2024, respectively.

Financing Activities

Net cash used in financing activities was $29,200 for the year ended December 31, 2025 compared to net cash provided by financing activities of $105,475 for the year ended December 31, 2024. Proceeds from financing activities during both years were from short-term operating loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2025, the Company had accumulated losses of $23,260,694 since inception and had a working capital deficit of $11,080,776. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of ($439,576) and $280,045, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Zhen Ding Resources, Inc

Opinion on the Financial

We have audited the accompanying consolidated balance sheet of Zhen Ding Resources, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 6 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

HTL International, LLC

We have served as the Company’s auditor since 2024.

Houston, Texas

April 15, 2026

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Assets

Current Assets:
Cash and cash equivalents	$20,289	$1,977
Total current assets	$20,289	$1,977

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$571,074	$505,428
Accounts payable and accrued liabilities-related parties	6,886,113	6,105,974
Deferred revenue	129,649	124,209
Due to related parties	-	733,465
Short-term debt	154,500	154,500
Short-term debt-related parties	3,359,729	3,306,264
Total current liabilities	11,101,065	10,929,840

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding, respectively	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	647,877	955,580
Accumulated deficit	(23,260,694)	(23,419,382)
Total deficit attributable to Zhen Ding Resources Inc.	(7,740,645)	(7,591,630)
Non-controlling interests	(3,340,131)	(3,336,233)

Total Stockholders’ deficit	(11,080,776)	(10,927,863)

Total liabilities and Stockholders’ deficit	$20,289	$1,977

The accompanying notes are an integral part of these audited condensed consolidated financial statements

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Operating expenses:
General and administrative	$96,071	$605,032

Total operating expenses	96,071	605,032

Operating loss	(96,071)	(605,032)

Other expense:
Interest expenses	(497,913)	(501,273)
Other income (expenses)	880,647	-

Net Income/(Loss)	286,663	(1,106,305)

Loss attributable to non-controlling interests	(127,975)	139,065

Net loss attributable to Zhen Ding Resources Inc.	$158,688	$(967,240)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,779,567

Comprehensive loss:
Net Income/(Loss)	$286,663	$(1,106,305)
Other comprehensive income (loss):
Foreign currency translation adjustments	(439,576)	280,045
Total comprehensive loss	(152,913)	(826,260)
Comprehensive loss attributable to non-controlling interest	(3,898)	55,050
Comprehensive loss attributable to Zhen Ding Resources Inc.	$(149,015)	$(881,310)

The accompanying notes are an integral part of these audited condensed consolidated financial statement

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the years ended December 31, 2025 and 2024

(Audited)

	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net Income	$286,663	$(1,106,305)
Gain on extinguishment of debt	(733,465)	-
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	501,400
Accounts payable and accrued liabilities	66,151	24,516
Accounts payable and accrued liabilities-related parties	458,935	473,161
Net cash provided by/(used in) operating activities	78,284	(107,228)

Cash flows from financing activities
Payments on notes payable – related parties	(126,836)	-
Proceeds from borrowings on short-term debt – related parties	97,636	105,475
Net cash provided by financing activities	(29,200)	105,475

Foreign currency translation	(30,772)	(2,563)

Net change in cash	18,312	(4,316)

Cash and cash equivalents - beginning of the period	1,977	6,293

Cash and cash equivalents - end of the period	$20,289	$1,977

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

(Audited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(307,703)	-	(131,873)	(439,576)
Net Income	-	-	-	-	-	158,688	127,975	286,663

Balances, December 31, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$647,877	$(23,260,694)	$(3,340,131)	$(11,080,776)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2023	110,737,348	$11,074	$14,365,129	$(5,431)	$759,550	$(22,452,142)	$(3,281,183)	$(10,603,003)
Stock based compensation	230,000	23	501,377		-	-	-	501,400
Foreign currency translation adjustment	-	-	-	-	196,030	-	84,015	280,045
Net loss	-	-	-	-	-	(967,240)	(139,065)	(1,106,305)

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Notes to Consolidated Financial Statements

(Audited)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2025 and notes thereto. The results of operations for the twelve months ended December 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2025.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Z&W CA and its majority owned subsidiary JXZD. All inter-company transactions and balances were eliminated. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended December 31, 2025 and 2024, the Company had aggregate foreign currency translation gains (loss) of ($439,576) and $280,045, respectively.

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

The Company follows the FASB guidance for how uncertain tax positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of December 31, 2025. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of December 31, 2025 and 2024, due to their short-term nature.

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

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the potential impact of adopting this new guidance

In November 2023, the FASB issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), intended to improve reportable segments disclosure requirements primarily through enhanced disclosures about significant segment expenses.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of December 31, 2025, the Company had accumulated losses of $23,260,694 since inception and had a working capital deficit of $11,080,776. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5. Short-Term Debt

The following table represents the details of the short-term debts at December 31, 2025 and 2024:

Issuance date	Maturity	Interest Rate	12.31.2025	12.31.2024
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense and accrued interest of $18,540 and $18,540 respectively and is included in interest expense in the consolidated statements of operations.

Note 6. Related Party Transactions

Accounts payable

As of December 31, 2025 and 2024, the Company had payables of $0 and $733,465, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2025 and 2024, the Company had short-term debts to related parties of $3,410,011 and $3,306,264, respectively. The details of the loans are described as below.

At December 31, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,442,454	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,015	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,150	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	293,925	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	335	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026
Victor Sun	Shareholder of ZDRI	18,000	15%	July 15, 2025	July 15, 2026
Victor Sun	Shareholder of ZDRI	15,000	15%	August 18, 2025	August 17, 2026
Victor Sun	Shareholder of ZDRI	13,500	15%	September 24, 2025	September 24, 2025
Victor Sun	Shareholder of ZDRI	13,500	15%	November 18,2025	November 18, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	286,000	15%	December 18, 2012	December 18,2015
Total		$3,359,729

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

As of December 31, 2025 and 2024, the Company had accrued interest payable to the related parties of $6,886,113 and $6,105,974, respectively. For the periods ended December 31, 2025 and 2024, the Company recorded interest expense to the related parties of $485,401 and $482,733, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 7. Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, the Company had accounts payable of $190,149 and $174,297 respectively. As of December 31, 2025 and 2024 the Company had accrued liabilities of $380,925 and $331,131.

Note 8. Deferred Revenues

As of December 31, 2025 and 2024, the Company had deferred revenue of $129,649 and $124,209 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

Note 9. Contingencies

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 10. Income Taxes

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2025 and 2024

	December 31,2025	December 31,2024

Tax provision (recovery) at effective tax rate (21%)	96,252	203,100
Change in valuation reserve	(96,252)	(203,100)
Tax provision (recovery), net	0	0

As of December 31, 2025, the Company had approximately $2.8 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2025	December 31, 2024
Net operating loss carry forwards available at effective tax rate (21%)	590,466	677,600
Valuation Allowances	(590,466)	(677,600)
Deferred Tax Asset	0	0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $590,466 at December 31, 2025. The Company is in the process of filing the Company tax returns for the open years 2023 through 2025.

Note 11. Subsequent Events

The Company does not have any events subsequent to December 31, 2025 through April 15, 2026, the date the financial statements were issued for disclosure consideration.

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

As of December 31, 2025, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our sole officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our directors due to the material weakness in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Victor Sun	President, Chief Executive Officer, Treasurer, Secretary, Treasurer, and Director	82	May 5, 2023

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

During the year ended December 31, 2025, and subsequently, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2025 and 2024; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2025 and 2024, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor Sun(1) President, CEO, Treasurer, Secretary and Director	2025 2024	Nil Nil	Nil Nil	Nil 120,000 (2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Victor Sun was appointed President, CEO, Treasurer, Secretary and Director effective on May 5, 2023.
(2)	Represents 120,000 common shares issued to Mr. Sun as discretionary compensation at the price of $0.0001 per share.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2025 we did not grant any stock options.

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

The following table sets forth, as of April 13, 2026 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholders Holding over 5%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
De Gang Wei(2) Gong Shan Zhen, DagongcunAPPX Anhui Province 244011 China	8,400,000(3) Common Shares	7.57%
Zhi Bin Zhou(4) 5-37 Hao du guo ji hua yuan qing pu qu, Xu jin zhen Shanghai China	7,000,000(5) Common Shares	6.31%
Felicia Fitzpatrick 4020 Rue Orly Brossard Quebec J4Y 2K7 Canada	8,919,233 Common Shares	8.04%
Shareholders Holding Over 5%	24,319,233 Common Shares	21.92%

Directors and Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wen Mei Tu(6) 7308 Rostand Brossard Quebec J4X 2R6 Canada	30,035,100 Common Shares	27.07%
Qiang Zhou(7) No. 6 Long 774 Chang Le Lu, Jing An Qu Shanghai China	5,140,000(8) Common Shares	4.63%
Victor Sun(9)	456,150 Common Shares	(9)
Directors and Executive Officers as a Group	35,631,250 Common Shares	32.11%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2024. As of April 13, 2025 there were 110,967,348 common shares of our company’s common stock issued and outstanding.
(2)	De Gang Wei served as Chairman and as a Director of our Company from August 13, 2012 to May 9, 2018.
(3)	Includes 2,200,000 common shares held by his spouse Ms. Wei.
(4)	Zhi Bin Zhou served as a Director of our Company from August 13, 2012 to May 9, 2018.
(5)	Includes 1,000,000 common shares held by his spouse Ms. Yan Ling Zhao.
(6)	Wen Mei Tu served as President, Chief Executive Officer, Treasurer, Secretary, and as a Director of our Company from August 13, 2012 to May 5, 2023.
(7)	Qiang Zhou was appointed as a Director of our Company on August 13, 2012 and ceased to serve as a director during fiscal 2025.
(8)	Includes 2,100,000 common shares held by his wife Ms. Yao Zi Wang.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Accounts payable

As of December 31, 2025 and 2024, the Company had payables of $0 and $733,465, respectively, to Xinzhou Gold. These payables bear no interest, are unsecured and are due on demand.

Short-term debt

As of December 31, 2025 and 2024, the Company had short-term debts to related parties of $3,359,729 and $3,306,264, respectively. The details of the loans are described as below.

At December 31, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,442,454	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,015	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,150	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	293,925	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	335	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026
Victor Sun	Shareholder of ZDRI	18,000	15%	July 15, 2025	July 15, 2026
Victor Sun	Shareholder of ZDRI	15,000	15%	August 18, 2025	August 17, 2026
Victor Sun	Shareholder of ZDRI	13,500	15%	September 24, 2025	September 24, 2025
Victor Sun	Shareholder of ZDRI	13,500	15%	November 18,2025	November 18, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	286,000	15%	December 18, 2012	December 18,2015
Total		$3,359,729

At December 31, 2024:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,435,873	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	14,385	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	6,850	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	295,293	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	9,231	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	274,000	15%	December 18, 2012	December 18,2015
Total		$3,306,264

As of December 31, 2025 and 2024, the Company had accrued interest payable to the related parties of $6,886,113 and $6,105,974, respectively. For the periods ended December 31, 2025 and 2024, the Company recorded interest expense to the related parties of $485,401 and $482,733, respectively. The Company has received no demands for repayment of matured debt instruments.

Director Independence

We currently act with one director, Victor Sun.

We have determined that Victor Sun is not an independent director, as that term is used in Rule 5605 (a)(2) of the Rules of National Association of Securities Dealers.

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

The offices, located in a suburb of Montreal, are not under written lease but are provided by Mr. Sun without cost on a month to month basis. f

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$35,000	$35,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,000	$35,000

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: April 15, 2026	/s/Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2026	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer)

