Form 10-Q
period 2026-03-31
ZHEN DING RESOURCES INC.
filed 2026-05-14
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

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

110,967,348  common shares issued and outstanding as of May 14, 2026

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026 (Unaudited)	2025 (Audited)
Assets

Current Assets:
Cash and cash equivalents	$35,309	$20,289
Total current assets	$35,309	$20,289

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$587,535	$571,074
Accounts payable and accrued liabilities-related parties	7,043,695	6,886,113
Deferred revenue	131,462	129,649
Short-term debt	154,500	154,500
Short-term debt-related parties	3,486,188	3,359,729
Total current liabilities	11,403,380	11,101,065

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	547,303	647,877
Accumulated deficit	(23,369,280)	(23,260,694)
Total deficit attributable to Zhen Ding Resources Inc.	(7,949,805)	(7,740,645)
Non-controlling interests	(3,418,266)	(3,340,131)

Total Stockholders’ deficit	(11,368,071)	(11,080,776)

Total liabilities and Stockholders’ deficit	$35,309	$20,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2026 and March 31, 2025

(Unaudited)

	March 31, 2026	March 31, 2025
Operating expenses:
General and administrative	$12,946	$17,382

Total operating expenses	12,946	17,382

Operating loss	(12,946)	(17,382)

Other expense:
Interest expenses	(130,673)	(124,357)
Gain on extinguishment of debt	-	874,961

Net (loss)/income	(143,619)	733,222

Income/ (loss) attributable to non-controlling interests	35,033	(219,967)

Net (loss)/income attributable to Zhen Ding Resources Inc.	$(108,586)	$513,255

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,967,348

Comprehensive loss:
Net (loss)/income	$(143,619)	$733,222
Other comprehensive income (loss):
Foreign currency translation adjustments	(143,676)	(63,910)
Total comprehensive loss	(287,295)	669,312
Comprehensive loss attributable to non-controlling interest	78,135	(200,794)
Comprehensive income/(loss) attributable to Zhen Ding Resources Inc.	$(209,160)	$468,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the three months ended March 31, 2026 and March 31, 2025

(Unaudited)

	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(143,619)	$733,222
Adjustment to reconcile net loss to net cash used in operating activities:
Other receivables	-	(2,533)
Gain on extinguishment of debt	-	(733,465)
Accounts payable and accrued liabilities	13,212	19,630
Accounts payable and accrued liabilities-related parties	(124,268)	124,357
Net cash used in operating activities	(254,675)	141,211

Cash flows from financing activities
Payments on notes payable – related parties	-	(122,768)
Proceeds from borrowings on short-term debt – related parties	33,592	25,210
Net cash provided by financing activities	33,592	(97,558)

Foreign currency translation	236,103	(19,415)

Net change in cash	15,020	24,238

Cash and cash equivalents - beginning of the period	20,289	1,977

Cash and cash equivalents - end of the period	$35,309	$26,215

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the periods ended March 31, 2026 and March 31, 2025

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$647,877	$(23,260,694)	$(3,340,131)	$(11,080,776)
Foreign currency translation adjustment	-	-	-	-	(100,574)	-	(43,102)	(143,676)
Net loss	-	-	-	-	-	(108,586)	(35,033)	(143,619)

Balances, March 31, 2026	110,967,348	$11,097	$14,866,506	$(5,431)	$547,303	$(23,369,280)	$(3,418,266)	$(11,368,071)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	110,967,348	$11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(44,737)	-	(19,173)	(63,910)
Net loss	-	-	-	-	-	513,255	219,967	733,222

Balances, March 31, 2025	110,967,348	$11,097	$14,866,506	$(5,431)	$910,843	$(22,906,127)	$(3,135,439)	$(10,258,551)

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended March 31, 2026 and 2025, the Company had aggregate foreign currency translation gains (loss) of $(143,676) and $(63,910), respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of March 31, 2026. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

 Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, other receivable, due to related parties, short term debt and short term debt – related parties, approximated their fair values as of March 31, 2026 and December 31, 2025, due to their short-term nature.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of March 31, 2026, the Company had accumulated losses of $23,369,280 since inception and had a working capital deficit of $11,368,071. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5. Short-Term Debt

The following table represents the details of the short-term debts at March 31, 2026 and December 31, 2025:

Issuance date	Maturity	Interest Rate	03.31.2026	12.31.2025
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense and accrued interest of $4,635 and $4,635, respectively and is included in interest expense in the consolidated statements of operations.

Note 6. Related Party Transactions

Short-term debt

As of March 31, 2026 and December 31, 2025, the Company had short-term debts to related parties of $3,486,188 and $3,359,729, respectively. The details of the loans are described as below.

At March 31, 2026:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,476,614	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,225	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,250	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	298,036	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	931	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	50,282	-	January 1, 2011	On Demand
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	16,500	15%	January 05, 2026	January 05, 2027
Victor Sun	Shareholder of ZDRI	16,500	15%	March 25, 2026	March 25, 2027

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	290,000	15%	December 18, 2012	December 18,2015
Total		$3,486,188

At December 31, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO & Legal person of JXZD	$2,442,454	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,015	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,150	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	293,925	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	335	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	12,000	15%	April 25, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	13,000	15%	May 2, 2022	May 2, 2023
Victor Sun	Shareholder of ZDRI	12,000	15%	July 12, 2022	July 12, 2023
Victor Sun	Shareholder of ZDRI	12,500	15%	December 6, 2022	December 5, 2023
Victor Sun	Shareholder of ZDRI	13,500	15%	January 11, 2023	January 11, 2024
Victor Sun	Shareholder of ZDRI	14,500	15%	April 03, 2023	April 03, 2024
Victor Sun	Shareholder of ZDRI	13,850	15%	June 07, 2023	June 06, 2024
Victor Sun	Shareholder of ZDRI	12,000	15%	July 10, 2023	July 10, 2024
Victor Sun	Shareholder of ZDRI	12,500	15%	October 13, 2023	October 13,2024
Victor Sun	Shareholder of ZDRI	15,000	15%	January 18, 2024	January 18, 2025
Victor Sun	Shareholder of ZDRI	15,000	15%	April 11,2024	April 11, 2025
Victor Sun	Shareholder of ZDRI	10,000	15%	May 17, 2024	June 16, 2025
Victor Sun	Shareholder of ZDRI	16,500	15%	June 10, 2024	June 10, 2025
Victor Sun	Shareholder of ZDRI	6,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	19,500	15%	July 28, 2024	July 28, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 11, 2024	September 11, 2025
Victor Sun	Shareholder of ZDRI	5,000	15%	September 15, 2024	September 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	October 15, 2024	October 15, 2025
Victor Sun	Shareholder of ZDRI	12,000	15%	January 10,2025	January 11, 2026
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026
Victor Sun	Shareholder of ZDRI	18,000	15%	July 15, 2025	July 15, 2026
Victor Sun	Shareholder of ZDRI	15,000	15%	August 18, 2025	August 17, 2026
Victor Sun	Shareholder of ZDRI	13,500	15%	September 24, 2025	September 24, 2025
Victor Sun	Shareholder of ZDRI	13,500	15%	November 18,2025	November 18, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	286,000	15%	December 18, 2012	December 18,2015
Total		$3,359,729

As of March 31, 2026 and December 31, 2025, the Company had accrued interest payable to the related parties of $7,043,695 and $6,886,113, respectively. For the periods ended March 31, 2026 and 2025, the Company recorded interest expense of $130,673 and $124,357, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 7. Accounts Payable and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, the Company had accounts payable of $186,809 and $190,149 respectively. As of March 31, 2026 and December 31, 2025 the Company had accrued liabilities of $400,726 and $380,925.

Note 8. Deferred Revenues

As of March 31, 2026 and December 31, 2025, the Company had deferred revenue of $131,462 and $129,649 related to receipts of payment for unprocessed ore from Xinzhou Gold Co. Ltd, respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues.

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

Note 11. Subsequent Events

The Company does not have any events subsequent to March 31, 2026 through May 15, 2026 the date the financial statements were issued for disclosure consideration.

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

We have historically purchased all of the raw material for our ore processing operation from the Wuxi Gold Mine and have had no other suppliers of ore. The veins most recently excavated by Xinzhou Gold in the permitted areas of the Wuxi Gold Mine are very low grade and, as such, the production is minimal. The higher yielding and therefore more profitable veins run outside the currently permitted mining area boundaries of the mine. Xinzhou Gold applied for an extension of the permitted mining area, however, the application was rejected by the government in December 2016 due to Xinzhou Gold’s insufficient working capital. Xinzhou Gold’s successor and our new joint venture partner, Mr. Wei de Gang, now controls the area permits. Although it remains possible to extend the permitted mining area, we have been unable to secure sufficient working capital to satisfy the regulatory requirements to resume drilling, or to drill the extended area. If sufficient working capital does not become available, or should any of our future applications be denied on other grounds, we would be unlikely to secure another proximate source with higher grade ores for our processing plant, which would severely limit our ability to execute our plan of operation and our potential profitability.

At the beginning of fiscal 2015, we idled our mineral processing plant due to a decrease in the availability of high grade ore, in combination with an overall downturn in demand and market prices for our concentrates. This downturn coincided with an overall economic recession in China and downturn in the global commodities market during fiscal 2015 through 2016.

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

Summary of Operations during the Three Months Ended March 31, 2026

Owing to our limited cash-flow, our management is presently engaged in identifying and evaluating business opportunities to create shareholder value, including collaborations and other strategic transactions, both within and outside the mining sector. However, there is no assurance that a suitable opportunity will be identified or secured.

Our operations are presently financed by loans from our sole director and officer on an as-needed basis to satisfy our regulatory compliance obligations. These loans are currently provided on an interest-free, demand basis, however there is no guarantee that additional financing will be available to us, whether from our related parties or otherwise.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
General and administrative expense	$(12,946)	$(17,382)
Interest Expense	$(130,673)	$(124,357)
Gain on extinguishment of debt	$-	$874,961
Net (loss) income	$(143,619)	$733.222

We did not earn any revenues during the three months ended March 31, 2026 or 2025.

We had a net loss of $143,619 for the three months ended March 31, 2026, compared to a recorded gain of $733,222 for the three months ended March 31, 2025. The change in our results over the two periods was due to the extinguishment of unpaid related party debt during fiscal 2025 resulting from the bankruptcy of our former joint venture partner.

Liquidity and Capital Resources

Working Capital

	At March 31, 2026	At December 31, 2025
Current assets	$35,309	$20,289
Current liabilities	$(11,403,380)	$(11,101,065)
Working capital deficit	$(11,368,071)	$(11,080,776)

As of March 31, 2026, we had current assets of $35,309 consisting of cash and cash equivalents, current liabilities of $11,403,380 and a working capital deficit of $11,368,071. This compares to our current assets of $20,289 (consisting of cash and cash equivalents), current liabilities of $11,101,065, and working capital deficit of $11,080,776 of December 31, 2025. The increase in cash and increase in liabilities during the most recent period corresponded with an increase in cash from related party loans, and a corresponding increase in accounts payable and accrued liabilities to related parties.

As of March 31, 2026, we had accumulated losses of $23,369,280 since inception. We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2026	2025
Net cash from (used in) operating activities	$(143,619)	$733,222
Net cash provided by (used in) financing activities	$33,592	$(97,558)
Foreign currency translation	$236,10	$(19,415)
Net increase (decrease) in cash during period	$15,020	$24,238

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $143,619 compared to $733,222 in net cash gained from operating during the three months ended March 31, 2025. The gain during fiscal 2025 corresponded with a recorded gain from the extinguishment of related party debt payable by the Company. During the three months ended March 31, 2026 and 2025, we had no sales and did not purchase any raw materials.

Investing Activities

The Company did not use or gain any cash from investing activities during the three months ended March 31, 2026 or 2025.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 was $33,592 compared to $733,222 in cash provided by financing activities during the three months ended March 31, 2025. The gain recorded during fiscal 2025 was entirely the result of the extinguishment of related party loans payable by the Company to our former joint venture partner.

Plan of Operation

Our operating plan for the balance of fiscal 2026 is to seek additional investment for deployment toward the identification and evaluation of strategic transactions either within or outside of the mining industry, or toward the resumption of our mineral extraction and refinery activities. We have not secured any financing commitment thus far. We anticipate that our financing requirements will vary widely depending on our ultimate course of action.

We estimate that we would require up to $4,500,000 to resume our mineral extraction and refining activities, although renewed technical work and liaison with government authorities and regulatory bodies will be required to confirm the ultimate cost of that enterprise.

Accordingly, we have not included a detailed budget in this quarterly report to outline the anticipated costs associated with the resumption of our mineral extraction and refinery activities. We anticipate that such costs will include those related to extensive facility improvements, permitting expense, environmental compliance, drilling expense, general and specialized labour expense, professional fees, and other contingent costs and expenses.

In light of our nominal cash resources, we expect that we will be required to raise approximately $300,000 in order to sustain our operations for the remainder of fiscal 2026 without engaging in any significant exploration or investment.  We have suffered and continue to suffer recurring losses from operations, and the continuation of our company is dependent upon our attaining and maintaining profitable operations and raising additional capital as needed.

There are no assurances that we will be able to obtain further funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. The issuance of additional equity securities in connection with any financing by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

On March 24, 2026, the Company received the resignation of Mr. Zhou Qiang as a director of the Company. Mr. Qiang’s resignation was not the result of any dispute or disagreement with the Company regarding its operations, policies, practices or otherwise.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: May 14, 2026	/s/ Victor Sun
Victor Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

