Form 10-Q
period 2026-06-30
ZHEN DING RESOURCES INC.
filed 2026-08-19
CIK 1594204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	333-188152

ZHEN DING RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3350926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Ave De La Moselle, Saint-Lambert, Quebec, Canada	J4S 1W9
(Address of principal executive offices)	(Zip Code)

438- 376-5317
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

110,967,348 common shares issued and outstanding as of August 19, 2026

ZHEN DING RESOURCES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim condensed consolidated financial statements for the six month period ended June 30, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States.

Zhen Ding Resources Inc.

Condensed Consolidated Balance Sheets

(In US Dollars, except for number of shares)

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026 (Unaudited)	2025 (Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$25,968	$20,289
Total current assets	$25,968	$20,289

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$611,480	$571,074
Accounts payable and accrued liabilities-related parties	7,278,000	6,886,113
Deferred revenue	133,638	129,649
Short-term debt	154,500	154,500
Short-term debt-related parties	3,555,801	3,359,729
Total current liabilities	11,733,419	11,101,065

Stockholders’ deficit
Common stock, 150,000,000 authorized, $0.0001 par value, 110,967,348 shares issued and outstanding	11,097	11,097
Additional paid-in capital	14,866,506	14,866,506
Subscriptions receivable	(5,431)	(5,431)
Accumulated other comprehensive income	424,652	647,877
Accumulated deficit	(23,498,246)	(23,260,694)
Total deficit attributable to Zhen Ding Resources Inc.	(8,201,422)	(7,740,645)
Non-controlling interests	(3,506,029)	(3,340,131)

Total Stockholders’ deficit	(11,707,451)	(11,080,776)

Total liabilities and Stockholders’ deficit	$25,968	$20,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
General and administrative	31,562	18,079	44,508	35,461

Total operating expenses	31,562	18,079	44,508	35,461

Operating loss	(31,562)	(18,079)	(44,508)	(35,461)

Other expenses
Gain on extinguishment of debt	-	(631)	-	874,330
Interest expenses	(132,602)	(122,567)	(263,275)	(246,924)

Total expenses	(164,164)	(141,277)	(307,783)	591,945

Net Income/(Loss)	(164,164)	(141,277)	(307,783)	591,945

Net Income/(Loss) attributable to non-controlling interests	(35,198)	25,916	(70,231)	(194,051)

Net Income/(Loss) attributable to Zhen Ding Resources Inc.	$(128,966)	$(115,361)	$(237,552)	$397,894

Basic and diluted loss per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic and diluted weighted average number of common shares outstanding	110,967,348	110,967,348	110,967,348	110,967,348

Comprehensive loss:
Net Income/(Loss)	$(164,164)	$(141,277)	$(307,783)	$591,945
Other comprehensive income (loss):
Foreign currency translation adjustments	(175,216)	(125,735)	(318,892)	(189,645)
Total comprehensive income (loss)	(339,380)	(267,012)	(626,675)	402,300
Comprehensive income (loss) attributable to non-controlling interest	87,763	63,636	(165,898)	(137,158)
Comprehensive income (loss) attributable to Zhen Ding Resources Inc.	$(427,143)	$(330,648)	$(460,777)	$539,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statements of Cash Flows

(In US Dollars)

For the six months ended June 30, 2026 and 2025

(Unaudited)

	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net (Loss)/Income	$(307,783)	$591,945
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(733,465)
Changes in operating assets and liabilities
Other receivables	-	(2,008)
Accounts payable and accrued liabilities	40,406	35,153
Accounts payable and accrued liabilities-related parties	263,275	227,100
Net cash (used in) provided by operating activities	(4,102)	118,725

Cash flows from financing activities
Payments on notes payable – related parties	-	(123,813)
Proceeds from borrowings on short-term debt – related parties	51,500	39,655
Net cash provided by financing activities	51,500	(84,158)

Foreign currency translation	(41,719)	(18,192)

Net change in cash	5,679	16,375

Cash and cash equivalents - beginning of the period	20,289	1,977

Cash and cash equivalents - end of the period	$25,968	$18,352

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the six months ended June, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2025	$110,967,348	11,097	$14,866,506	$(5,431)	$647,877	$(23,260,694)	$(3,340,131)	$(11,080,776)
Foreign currency translation adjustment	-	-	-	-	(223,225)	-	(95,667)	(318,892)
Net loss	-	-	-	-	-	(237,552)	(70,231)	(307,783)

Balances, June 30, 2026	$110,967,348	11,097	$14,866,506	$(5,431)	$424,652	$(23,498,246)	$(3,506,029)	$(11,707,451)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, December 31, 2024	$110,967,348	11,097	$14,866,506	$(5,431)	$955,580	$(23,419,382)	$(3,336,233)	$(10,927,863)
Foreign currency translation adjustment	-	-	-	-	(132,752)	-	(56,893)	(189,645)
Net income	$-	-	-	-	-	397,894	194,051	591,945

Balances, June 30, 2025	110,967,348	11,097	$14,866,506	$(5,431)	$822,828	$(23,021,488)	$(3,199,075)	$(10,525,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zhen Ding Resources Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(In US Dollars, except for number of shares)

For the three months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2026	$110,967,348	11,097	$14,866,506	$(5,431)	$547,303	$(23,369,280)	$(3,418,266)	$(11,368,071)
Foreign currency translation adjustment	-	-	-	-	(122,651)	-	(52,565)	(175,216)
Net loss	$-	-	-	-	-	(128,966)	(35,198)	(164,164)

Balances, June 30, 2026	110,967,348	11,097	$14,866,506	$(5,431)	$424,652	$(23,498,246)	$(3,506,029)	$(11,707,451)

	Common Stock		Additional Paid in	Subscriptions	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholders'
	Shares	Par	Capital	Receivable	Income	Deficit	Interest	Deficit

Balances, March 31, 2025	$110,967,348	11,097	$14,866,506	$(5,431)	$910,843	$(22,906,127)	$(3,135,439)	$(10,258,551)
Foreign currency translation adjustment	-	-	-	-	(88,015)	-	(37,720)	(125,735)
Net loss	-	-	-	-	-	(115,361)	(25,916)	(141,277)

Balances, June 30, 2025	$110,967,348	11,097	$14,866,506	$(5,431)	$822,828	$(23,021,488)	$(3,199,075)	$(10,525,563)

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

Our Company, through Z&W CA, participates in a joint venture with Jing Xian Xinzhou Gold Co., Ltd. (“Xinzhou Gold”), a company organized under the laws of the People’s Republic of China (“PRC”). The joint venture company, JXZD, who has the mineral exploration, mineral mining and gold mining rights to a property located in the southwestern part of Anhui province in China, near the town of Jing Xian. Xinzhou Gold, the other 30% partner of JXZD is the actual named owner of the various licenses used by JXZD and transferred all rights emanating from these licenses as part of the joint venture agreement between Z&W CA and Xinzhou Gold. Our Company’s primary activity, through JXZD, is ore processing and production in China.

In 2017, the Company shut down its mineral processing plant in China due to insufficient working capital. The Company had limited operations and plans to resume selling processed ore concentrate as soon as possible to provide Zhen Ding JV the cash flow needed to keep its plant operating and to maintain a viable work force for future expansion.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements for the year ended December 31, 2025 and notes thereto. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2026.

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

Foreign Currency Adjustments

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Any translation adjustments are reflected as a separate component of stockholders’ equity (deficit) and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. During the periods ended June 30, 2026 and 2025, the Company had aggregate foreign currency translation gains (loss) of ($318,892) and ($189,645), respectively.

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

The Company follows the FASB guidance for how uncertain ta positions should be recognized, measured and presented in the financial statements. This requires the evaluation of tax positions taken or expected be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense and liability in the current year. Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance as of June 30, 2026. The Company is not currently under audit by any tax jurisdiction.

Stock-Based Compensation

We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, other receivables, amounts due to related parties, short-term debt and short-term debt—related parties, approximate their fair values. The carrying amounts of the matured related-party debt obligations approximate their fair values because such obligations are currently payable at their contractual amounts, including accrued interest.

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

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025.. Adoption of ASU 2023-09 did not have a material impact on the Company's financial statement.

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

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. As of June 30, 2026, the Company had accumulated losses of $23,498,246 since inception and had a working capital deficit of $11,707,451. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the financial statements are issued. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Segment Information

The Company is engaged as a mineral processing plant in China. The Company has identified the Chief Executive Officer of the Company as the CODM, who uses expenses to evaluate the business, predominantly in the cash forecasting process, to make resource allocation decisions at the entity level. The Company's operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. As a result, no disaggregated segment information is presented. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 5. Short-Term Debt

The following table represents the details of the short-term debts at June 30, 2026 and December 31, 2025:

Issuance date	Maturity	Interest Rate	06.30.2026	12.31.2025
October 2, 2019	October 1, 2020	1% per month	$10,000	$10,000
January 15, 2020	January 15, 2021	1% per month	22,000	22,000
April 16, 2020	April 15, 2021	1% per month	13,500	13,500
July 2, 2020	July 1, 2021	1% per month	18,500	18,500
October 23, 2020	October 22, 2021	1% per month	6,500	6,500
January 5, 2021	January 15, 2022	1% per month	22,500	22,500
March 10, 2021	March 10, 2022	1% per month	20,000	20,000
July 13, 2021	July 13,2022	1% per month	16,500	16,500
December 14, 2021	December 14, 2022	1% per month	25,000	25,000
			$154,500	$154,500

According to the loan agreements, there is not any additional interest and penalty for the loans passing maturity date.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense and accrued interest of $9,270 and $9,270, respectively and is included in interest expense in the consolidated statements of operations.

Note 6. Related Party Transactions

Short-term debt

As of June 30, 2026 and December 31, 2025, the Company had short-term debts to related parties of $3,555,801 and $3,359,729, respectively. The details of the loans are described as below.

At June 30, 2026:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO, Legal person and 30% owner of JXZD	$2,517,606	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,477	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,370	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	302,969	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	947	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	365,132	15%	Various as of December 31, 2025	On Demand
Victor Sun	Shareholder of ZDRI	16,500	15%	January 05, 2026	January 05, 2027
Victor Sun	Shareholder of ZDRI	16,500	15%	March 25, 2026	March 25, 2027
Victor Sun	Shareholder of ZDRI	18,500	15%	May 28, 2026	May 27, 2027

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	294,800	15%	December 18, 2012	December 18,2015
Total		$3,555,801

At December 31, 2025:

Name	Relationship to the Company	Amount	Interest Rate	Start Date	Maturity
Shor-term debt
Wei De Gang	CEO, Legal person, and 30% owner of JXZD	$2,442,454	15%	May 31, 2011	May 31, 2014
Zhao Yan Ling	Former office manager of JXZD, wife of Zhou Zhi Bin	15,015	15%	January 1, 2011	December 31, 2013
Zhou Zhi Bin	Former CEO & Legal person of JXZD	7,150	15%	January 1, 2011	December 31, 2013
Tang Yong Hong	Manager of JXZD	293,925	15%	February 28, 2015	February 28, 2016
Yan Chun Yan	Accountant of JXZD	335	15%	August 31, 2014	August 31, 2015
Victor Sun	Shareholder of ZDRI	232,350	15%	Various as of December 31, 2024	On Demand
Victor Sun	Shareholder of ZDRI	12,500	15%	February 12, 2025	February 12, 2026
Victor Sun	Shareholder of ZDRI	10,000	15%	April 16, 2025	March 15, 2026
Victor Sun	Shareholder of ZDRI	18,000	15%	July 15, 2025	July 15, 2026
Victor Sun	Shareholder of ZDRI	15,000	15%	August 18, 2025	August 17, 2026
Victor Sun	Shareholder of ZDRI	13,500	15%	September 24, 2025	September 24, 2025
Victor Sun	Shareholder of ZDRI	13,500	15%	November 18,2025	November 18, 2026

Current portion of long-term debt
Zhou Qiang	Office manager of JXZD	286,000	15%	December 18, 2012	December 18,2015
Total		$3,359,729

As of June 30, 2026 and December 31, 2025, the Company had accrued interest payable to the related parties of $7,278,000 and $6,886,113, respectively. For the periods ended June 30, 2026 and 2025, the Company recorded interest expense of $263,275 and $246,924, respectively. The Company has received no demands for repayment of matured debt instruments.

Note 7. Accounts Payable and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, the Company had accounts payable of $193,211 and $190,149 respectively. As of June 30, 2026 and December 31, 2025 the Company had accrued liabilities of $418,269 and $380,925.

Note 8. Deferred Revenues – Related Party

As of June 30, 2026 and December 31, 2025, the Company had deferred revenue of $133,638 and $129,649 related to receipts of payment for unprocessed ore from Wei De Gang (30% owner of JXZD), respectively, related to advances that the Company received from its customers. The Company has received no demands for repayment of deferred revenues .

Note 9. Contingencies

Legal Proceedings
From time to time, the Company may be involved in legal proceedings, claims, and assessments arising in the ordinary course of business. The Company records a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. Legal fees are expensed as incurred.

As of June 30, 2026, and December 31, 2025, there were no pending or threatened legal proceedings against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations, or cash flows,

Note 10. Concentration of Credit risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Note 11. Subsequent Events

The Company does not have any events subsequent to June 30, 2026 through August 14, 2026 the date the financial statements were issued for disclosure consideration.

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

Summary of Operations during the Six Months Ended June 30, 2026

In light of the continued strength of gold prices during the first six months of 2026, our management continues to seek proposals from prospective investors and partners seeking to participate in a smaller drilling operation and other joint venture projects and transactions. However, there is no assurance that a suitable opportunity will be identified or secured.

Going forward, we will continue to seek sufficient financing to re-establish our mineral extraction and refining operations. We will also seek to identify and evaluation businesses opportunities and other strategic transactions on an ongoing basis with a view toward diversifying our business and optimizing shareholder value.

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Percentage Increase (Decrease) Between Three Month Periods Ended June 30, 2026 and 2025
General and administrative	$31,562	$18,079	58%
Interest expense	$132,602	$122,567	19%
Gain on extinguishment of debt	$-	$-	-%
Net Income/(Loss)	$(164,164)	$(141,277)	20%

Wedid not earn any revenues in the three months ended June 30, 2026 or 2025, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and our inability to secure a renewed permit or financing to resume our mining activities.

We had a net loss of $164,164 for the three months ended June 30, 2026, representing an increase of approximately 16% from our net loss of $141,277 for the three months ended June 30, 2025. The change in our results over the two periods resulted primarily from an increase in our general and administrative expense and interest expense during 2026.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

The following table summarizes key items of comparison and their related increase (decrease) for the six month ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Percentage Increase (Decrease) Between Six Month Periods Ended June 30, 2026 and June 30, 2025
General and administrative expense	$44,508	$35,461	51%
Interest expense	$263,275	$246,924	62%
Gain on extinguishment of debt	$-	$874,330	-%
Net Income (loss)	$(307,783)	$591,945	(152.00)%

We had not earned any revenues during the six months ended June 30, 2026 and 2025, respectively. Our lack of revenue was due to the continued idling of our mineral processing operations, and to our inability to secure a renewed permit or financing to resume our mineral extraction operations.

We had a net loss of $307,783 for the six months ended June 30, 2026, representing a decrease of approximately 152% from our net income of $591,945 during the six months ended June 30, 2025. The change over the two periods is primarily the result of a gain on extinguishment of debt recognized during the six months ended June 30, 2025 that did not recur in the current period.

Liquidity and Capital Resources

Working Capital

	At June 30, 2026	At December 31, 2025
Current assets	$25,968	$20,289
Current liabilities	$11,733,419	$11,101,065
Working capital deficit	$11,707,451	$11,080,776

As of June 30, 2026, we had current assets of $25,968 (consisting of cash and cash equivalents), current liabilities of $11,733,419 and a working capital deficit of $11,707,451. This compares to our current assets of $20,289 (consisting of cash and cash equivalents), current liabilities of $11,101,065, and working capital deficit of $11,080,776 as of December 31, 2025. The increase in liabilities during the most recent period resulted primarily from receipt of related party loans and the accumulation of interest expense on related party loans.

As of June 30, 2026, we had an accumulated deficit of $23,498,246 since inception. We anticipate generating additional losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(4,102)	$118,725
Net cash provided by financing activities	$51,500	$(84,158)
Net change in cash during period	$5,679	$16,375

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $(4,102), compared to net cash provided by operating activities of $118,725 during the six months ended June 30, 2025. The change resulted primarily from the absence of a gain on the extinguishment of debt during the most recent period. During the six months ended June 30, 2026 and 2025, we had no sales and did not purchase any raw materials.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 was $51,500, compared to cash used in financing activities of $84,158 during the six months ended June 30, 2025. The change resulted primarily from the absence of payments on notes payable to related parties during the most recent period.

Plan of Operation

Our operating plan for the 12 months beginning from July 1, 2026 is as follows:

Our operating plan for the balance of fiscal 2026 and 2027 is to seek an investment of approximately US$3,350,000, which we believe is required to restart our mineral processing plant in China and extend Xinzhou Gold’s mining permit, which would allow us to resume our ore extraction and refinery activities, although we have not secured any financing commitment thus far.

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

In light of our nominal cash resources, we expect that we will be required to raise approximately $3,350,000 in order to execute our proposed business plan during fiscal 2026 and 2027.  In the event that we are unable to raise sufficient funds to carry out our planned investment in drilling equipment and our planned exploration program, we anticipate that we will require a minimum of $350,000 to maintain our current business operations without engaging in any significant exploration activities or investment. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

We are aware that liquidity is materially constrained and dependent on additional financing.

Future Financings

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our management concluded that the Company’s disclosure controls are not effective. due to material weaknesses in our control environment and financial reporting process, lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment, and lack of monitoring of required internal control and procedures.

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

ZHEN DING RESOURCES INC.
(Registrant)

Dated: August 19, 2026	/s/Victor I.H. Sun
Victor I.H Sun
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

